Form 10-K405
period 1996-12-31
SHOP VAC CORP
filed 1997-03-21
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER: 333-16453

                              SHOP VAC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEW JERSEY                                               13-5609081
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                     2323 REACH ROAD, WILLIAMSPORT, PA 17701
                                 (717) 326-0502
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 15, 1997, there were 6,500 Class A voting shares and 650,000 Class B non-voting shares of the registrant's Common Stock outstanding, none of which was held by non-affiliates. (Officers and directors of the registrant and their immediate families are assumed to be affiliates for purposes of this calculation.)



                   Exhibit Index is located on pages 47 and 48

                              SHOP VAC CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX



                                     PART 1

ITEM
NUMBER                                                                                   PAGE
------                                                                                   ----
  1.     Business                                                                          1

  2.     Properties                                                                        8

  3.     Legal Proceedings                                                                 9

  4.     Submission of Matters to a Vote of Security Holders                               9

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder Matters            10

  6.     Selected Financial Data                                                          10

  7.     Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                    11

  8.     Financial Statements and Supplementary Data                                      15

  9.     Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                             43

                                    PART III

  10.    Directors and Executive Officers of the Registrant                               43

  11.    Executive Compensation                                                           43

  12.    Security Ownership of Certain Beneficial Owners and Management                   45

  13.    Certain Relationships and Related Transactions                                   46

                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 47

                                     PART I

ITEM 1. BUSINESS

    Shop Vac believes that it is a leading worldwide manufacturer and marketer of consumer and industrial wet/dry vacuum cleaners and accessories. The Company estimates that its products account for over half of the domestic consumer wet/dry vacuum market, with almost twice the market share of its closest competitor. The Company also markets its wet/dry vacuums internationally in over 70 countries under the Aqua-Vac(R) and Goblin(R) brand names. The Aqua-Vac(R) line of wet/dry vacuums is a leading brand in Western Europe.

    In 1956, Martin Miller, the founder of the Company, pioneered the original concept of a shop vacuum. The Company has maintained its leadership position in North America since the Company introduced the wet/dry vacuum to the consumer market under the Shop-Vac(R) brand name in the late 1960s. Shop Vac Corporation is a New Jersey Corporation which was originally incorporated on February 13, 1969.

    The Company produces a comprehensive line of wet/dry vacuums in various combinations of tank size, motor horsepower and accessories, which are designed for consumer, industrial/commercial and professional needs. Features include motors ranging from 1.0 to 5.0 peak horsepower, tank sizes ranging from one to 55 gallons, detachable hand-held blowers and a variety of accessories such as extension wands, brushes and nozzles. In Europe, the Company also manufactures and markets a full line of floor care products in addition to its wet/dry vacuums, including conventional vacuums, carpet cleaners and steam cleaners to selected markets.

    All of the Company's outstanding common stock is beneficially owned by Jonathan and Matthew Miller.

    The Company is headquartered in Williamsport, Pennsylvania, and as of December 31, 1996 employed approximately 1,700 people worldwide.

    Unless the context otherwise requires, the terms "Company" and "Shop Vac" refer to the Company and its consolidated subsidiaries. The Company's principal executive offices are located at 2323 Reach Road, Williamsport, Pennsylvania 17701, and its telephone number is 717-326-0502.

    Shop Vac's product design, operations, sales and marketing are managed in two groups: (i) North America, which is comprised of the United States, Canada, Latin America and Australia, and (ii) Europe, which is comprised of Europe and the remaining countries in which the Company does business. The Company sells its products in North America through its own direct sales force primarily through national and regional mass merchandisers, home centers, hardware chains, warehouse clubs and industrial distributors. The Company's major North American customers include Ace Hardware, Canadian Tire, W.W. Grainger, Home Depot, Kmart and Wal-Mart. The Company sells its products in the more fragmented European market primarily through home centers and electrical appliance chains, as well as through catalogs. Shop Vac's customers in Europe include home centers, such as Homebase Limited ("Homebase") in the United Kingdom, Castorama in France and Baus Handelsges A.G. ("Bauhaus") in Germany; electrical appliance chains, such as Curry's in the United Kingdom and ETS Darty et Fils ("Darty") in France; catalog showrooms, such as Argos in the United Kingdom; mail order catalogs, such as GUS Home Shopping Limited ("GUS") in the United Kingdom, S.A. La Redoute France ("La Redoute") in France and Otto in Germany; and hypermarkets, such as Carrefour in France and MGE Einkauf G.m.b.H. (the "Metro Group") in Germany.

RELIANCE ON CERTAIN CUSTOMERS

    During 1996 the Company's aggregate net sales to its ten largest customers were 53% of its total net sales. Sales to the Company's single largest customer represented approximately 13% of the Company's net sales in 1996.

    For financial information about foreign and domestic operations and export sales, see Note 12 to the Consolidated Financial Statements of the Company and its subsidiaries included elsewhere herein.

COMPETITIVE STRENGTHS

    Management believes that the Company enjoys the following competitive advantages:

    Strong Brand Name Recognition. The Shop-Vac(R) brand name has been synonymous in North America with the wet/dry vacuum since the Company introduced the wet/dry vacuum cleaner to the consumer market in the late 1960s. Independent market research indicates that awareness of the Shop-Vac(R) brand name among potential wet/dry vacuum purchasers in the United States has averaged approximately 90% since 1987. The Company's international brands, Aqua-Vac(R) and Goblin(R) also have strong brand name recognition in their respective markets. The Company has built and maintained its well-recognized brand name by manufacturing and selling high quality, powerful products at competitive prices.

    Market Leadership. The Shop-Vac(R) brand image has helped the Company achieve and maintain the leading position in its major markets. The Company estimates that its products currently account for more than half of the $275 million domestic consumer wet/dry vacuum industry, with almost twice the market share of its largest domestic competitor. In addition, the Aqua-Vac(R) brand of wet/dry vacuums is a leading brand in Western Europe.

    Established Customer Relationships and Extensive Distribution Network. The Company has been the primary supplier of wet/dry vacuums to its top ten customers in the United States and Canada for an average of over 17 years. In addition, the Company believes that its products currently account for virtually all of the wet/dry vacuum business of seven of its top ten customers in the United States and Canada, and many retailers carry the Company's products at all of their locations. Although the European market is more fragmented than in the United States and Canada, the Company benefits from its well-established relationships with major retailers in various Western European countries. The Company estimates that its products are distributed through over 25,000 retail outlets in North America and over 5,000 retail outlets in Europe.

    Distinct Product Position. In North America, the Company's wet/dry products are positioned by retailers as utility vacuums and, therefore, are sold through hardware, rather than floor care, departments. As a result, in North America Shop-Vac(R)'s wet/dry products do not compete with conventional vacuums for retailer shelf space. In addition, the Company enjoys diversified distribution through hardware chains and home centers, as well as through mass merchants. As a hardware product, Shop Vac has benefited from the trend towards "do-it-yourself" work by homeowners and the growth of national home center chains. A similar trend is developing in Europe which the Company believes will enhance its sales in Europe in light of the Company's relationships with European home center chains.

    Brand Loyalty. Management estimates that approximately half of the Company's domestic sales in 1995 were to customers who, at that time, owned or had previously owned a Shop-Vac(R). The Company estimates that it has an installed base of approximately 18.0 million wet/dry vacuum units in North America and approximately 3.5 million units in Europe, with these Shop-Vac(R) and Aqua-Vac(R) owners being likely to purchase new or replacement Shop-Vac(R) and Aqua-Vac(R) vacuums in the future. In addition, the Company's installed base results in Shop-Vac(R) and Aqua-Vac(R) owners purchasing replacement parts, filters and other related products, which accounted for approximately 10% of net sales in 1996.

    Low Cost Producer. The Company has over 25 years of experience in developing, manufacturing and continually enhancing its line of wet/dry vacuum cleaners and related products. To maximize profitability, the Company is vertically integrated in North America. By controlling all major aspects of the manufacturing process through its integrated facilities in North America, the Company is able to control product quality and reduce lead times and delivery costs. In addition, as a vertically integrated manufacturer, the Company is able to design new products and enhance existing products in order to facilitate a simplified manufacturing process, thereby reducing costs. Since the European market is more fragmented, the Company outsources the majority of its components, which allows for the added flexibility that is necessary to offer smaller and more diverse product offerings for sale in various countries.

BUSINESS STRATEGY

    The Company's business strategy consists of the following key elements:

    Emphasize Improved Profitability and Cash Flow. Following the decision to sell the Company's discontinued operations, the Company focused on its core operations and initiated a series of operational improvements targeted at reducing expenses and increasing cash flow. These improvements include consolidation of certain manufacturing operations, administrative personnel reductions, improved inventory control and implementation of manufacturing innovations and automation. For example, in 1995, the Company began using an automated liquid coloring system instead of a manual mixing process and converted certain plastic parts from thermal plastic to a lower cost thermoset material. In 1996, the Company consolidated its plastic molding facility formerly in Norwich, New York into its Canton, Pennsylvania operations and has initiated consolidation of a small manufacturing facility in France into its European manufacturing operations in Ireland. The benefits of these programs and the impact of certain other factors are evident in the Company's recent operating results, including gross margin improvement from 22.4% to 25.8% for the years ended December 31, 1995 and 1996, respectively.

    Maintain Leading Market Position. The Company intends to continue to capitalize on the strengths of its brands and maintain a worldwide market leadership position. In this capacity, the Company will continue to maintain close relationships with its customers and manufacture quality products which lead to high levels of customer satisfaction.

    Expand International Sales. The Company intends to continue to leverage the Shop-Vac(R) and Aqua-Vac(R) brand names to achieve global distribution of products and product line extensions. The Company intends to increase its advertising and promotional activity to broaden international awareness of its products. As part of this strategy, the Company is seeking to develop independent distribution channels in countries where it currently does not have a major presence. In addition, from time to time, the Company coordinates with its major customers' expansion into new markets. For example, while Shop-Vac's products have been sold in Mexico in the past, the Company intends to expand its presence in Mexico and the rest of Latin America alongside Wal-Mart, its longtime customer.

    Emphasize Product Innovation. The Company seeks to expand the wet/dry vacuum cleaner product category by introducing new products under the Shop-Vac(R) and Aqua-Vac(R) brand names and continually upgrading existing products in response to consumer preferences, changing market dynamics and technological advancements. For example, in 1994, the Company successfully introduced into the North American market the Shop-Vac 1x1(R), a smaller light-weight hand-held wet/dry vacuum intended for use in the home. In addition, in 1995, the Company began to offer the QSP(R) (Quiet Super Power) line of wet/dry vacuums which offer easier handling and quieter operations without sacrificing motor power. The QSP(R) is the only "quiet" wet/dry vacuum in the market, and consumer response has been very favorable. In 1995, the new "quiet" operating wet/dry vacuum and carpet shampooer, the Multipro(R), was introduced in Europe.

INDUSTRY OVERVIEW

    The consumer wet/dry vacuum was introduced by the Company commercially in the late 1960s. A wet/dry vacuum differs from a conventional household vacuum primarily because (i) the wet/dry vacuum is specially designed to allow debris entering the vacuum to bypass the motor, enabling the wet/dry vacuum to intake water and heavy debris such as glass and nails; (ii) the wet/dry vacuum utilizes a strong, concentrated suction to clean, as opposed to an upright vacuum, which relies on a "beater bar" to agitate debris; and (iii) the wet/dry vacuum does not require many of the expensive parts (such as a beater bar, sophisticated wheels and canister cord rewinds) of a conventional vacuum, thus significantly lowering manufacturing costs and enabling the wet/dry product to retail at a substantially lower price.

  North America

    In North America, the consumer wet/dry vacuum is positioned as a utility vacuum and is sold through hardware, rather than floor care departments. As a result, the wet/dry product does not compete for retailer shelf space with conventional vacuum cleaners. Generally viewed as a secondary household vacuum, the wet/dry product is able to perform heavier cleaning functions in areas such as the basement, garage and workshop that the standard vacuum cannot attempt. Primary users of the consumer wet/dry vacuum are homeowners, many of whom undertake "do-it-yourself" projects in their garages or workshops.

    Consumer wet/dry vacuums are typically distributed and sold through mass merchandise retailers, such as Kmart, Target Stores ("Target") and Wal-Mart; home centers, such as Builder's Square, Hechinger Stores Company ("Hechinger") and Home Depot; warehouse clubs such as Price Costco and Sam's Club; hardware stores, such as Ace Hardware, Cotter & Company ("True Value Hardware") and ServiStar Corporation ("ServiStar"). Over the last decade, the expansion of mass merchandisers and home centers has contributed to the consolidation of the retail industry. The proliferation of mass merchants and home centers throughout the United States and, to a lesser extent, internationally has led to a substantial increase in certain consumer purchases, such as the wet/dry vacuum, at such locations and a decrease in such purchases at less well-recognized and less accessible catalog showrooms and warehouse clubs.

  International

    In Europe and the Middle East, the Company has positioned its products in response to the fragmentation of that market and differing consumer expectations and demands. Generally, consumers in Europe own only one vacuum due to space limitations and a lack of garages and basements. Consequently, in European markets, the Company emphasizes the practical utility of its products by offering additional features and accessories. As the European Community continues to exert its influence over cross-border trading in Europe, the fragmentation of that market should decrease. Historically, sales in Europe have been conducted through local distributorships that adapted to local requirements and consumer expectations. As fragmentation decreases and the need for local distributors diminishes accordingly, manufacturers of consumer products are more likely to sell directly to retailers to bypass costly middlemen and enhance their competitive positions throughout Europe.

PRODUCTS

  North America

    In North America, the Company offers the industry's broadest line of consumer and industrial wet/dry vacuums, manufacturing 46 consumer models and approximately 49 industrial models, in addition to a full line of accessories. The table below sets forth an overview of the Company's wet/dry vacuum products offered in North America, as well as the primary distribution channels, target markets and product categories:

                                            PRIMARY
SIZE/POWER                MODEL(S)          DISTRIBUTION CHANNEL           TARGET MARKET
-------------------       ---------         -----------------------        -------------
1 Gallon                  Hand-held         Mass Merchants                 Consumer
1.0 Horsepower                              Home Centers
                                            Hardware Chains
                                            Industrial Distributors

5-25 Gallon               Original          Mass Merchants                 Consumer
1.25-5.0 Horsepower       QSP(R)            Home Centers
                                            Hardware Chains
                                            Industrial Distributors
                                            Warehouse Clubs

10-16 Gallon              Original          Home Centers                   Contractor
3.0-5.0 Horsepower                          Industrial Distributors

5-55 Gallon               Original          Industrial Distributors        Industrial
1.7-3.5 Horsepower

    Consumer Line. The Company's consumer line of wet/dry products accounts for the majority of its sales, totalling approximately 83% of 1996 net sales in the United States (including wet/dry accessories). The consumer line consists of 46 models, differing primarily in size, motor power and included accessories, which are marketed at suggested manufacturers' retail prices of between $29.99 and $129.99. The storage capacity of the Company's consumer vacuums ranges from one gallon to 25 gallons, motor power varies from 1.0 to 5.0 peak horsepower, and various accessories include filters, brushes and hoses. Certain of Shop Vac's products include detachable motors that can be used as leaf blowers in conjunction with a nozzle accessory. The hand-held blower allows easy clean-up of leaves, grass and other light debris from sidewalks, pool areas, decks and patios.

    Industrial/Commercial Line. The industrial line, comprised of 49 models and marketed primarily to heavier users such as factories, warehouses and hospitals, features more powerful, longer-lasting motors and larger capacity tanks (ranging from five to 55 gallons) made of plastic, metal or stainless steel. The units are equipped with heavy-duty carts for easy mobility and additional accessories and filtration devices. The Company's industrial wet/dry vacuums are manufactured for daily use and have a longer average useful life than the Company's consumer products. The industrial line, which includes products manufactured for W.W. Grainger under the Dayton brand name, accounted for approximately 13% of the Company's net sales in the United States in 1996.

    Contractor Line. The contractor line of wet/dry vacuums, marketed primarily to small industrial businesses, independent contractors and experienced woodworkers, offers larger capacity metal or stainless steel tanks, more powerful motors and better filtration than the consumer line, and comes equipped with heavy-duty carts to facilitate mobility. This line of products is primarily sold in home centers such as Home Depot and warehouse clubs such as Sam's Club and Price Costco. The contractor line accounted for approximately 3% of the Company's net sales in the United States in 1996.

    Private Label. The Company produces wet/dry products for other manufacturers or retailers under such entity's brand label. Customers include Makita U.S.A., Inc., Milwaukee Electric Tool Corporation and Sioux Tool, Inc. The Company also sells vacuum components to other manufacturers such as Parts Company of America and Tennant Co. Private label sales accounted for approximately 1% of the Company's net sales in the United States in 1996.

    Accessories. The Company offers the industry's widest range of wet/dry vacuum accessories, manufacturing 125 stock keeping units ("SKUs") aimed at increasing the versatility of its products. Accessories include replacement parts such as filters and hoses and additional tools such as brushes, wands, nozzles and crevice tools which can be used in conjunction with the basic unit. Customers may purchase accessories from retail locations or order them directly from the Company. Accessory sales represented approximately 9% of the Company's net sales in the United States in 1996.

    Industrial Sweepers. The Company produces a line of three motorized "walk-behind" sweepers for W.W. Grainger, and manufactures a manual push sweeper for sale under the Shop-Vac(R) brand name and for certain private labels.
These sweepers are primarily used to clean aisles in factories and warehouses.

  Europe and International

    The Company conducts most of its European operations under the trade names of Aqua-Vac(R) and Goblin(R). Goblin(R) is an established British conventional vacuum brand name that the Company purchased in 1984. The table below sets forth an overview of the Company's product offerings in Europe, as well as the primary distribution channels and target markets:

                                                                                 PRIMARY
PRODUCT                      SIZE/POWER                  MODELS                  DISTRIBUTION CHANNEL             TARGET MARKET
------------------------     -----------------------     -------------------     ---------------------------      ------------------
Wet/Dry                      15-30 liter                 Original                Home Centers                     Consumer
Vacuum Cleaners              900-1100 watts                                      Electrical Appliance             Do-It-Yourself
                                                                                     Chains
                                                                                 Catalog Showrooms
                                                                                 Mail Order Catalogs
                                                                                 Hypermarkets

                             18-30 liter                 Quiet Operations        Home Centers                     Domestic
                             1200-1400 watts                                     Electrical Appliance               Vacuum Users
                                                                                     Chains                       Step-up
                                                                                                                  Do-It-Yourself

                             20-60 liter                 Industrial              Home Centers                     Contractors
                             1200-1400 watts             Synchro(R)              Industrial Outlets
                                                                                 Catalog Showrooms

                             20-30 liter                 Carpet                  Electrical Appliance             Consumer
                             1000-1100 watts                  Shampooer              Chains                       Commercial

Steam Cleaners               0.5-4.0                     Steamatic(R)            Home Centers                     Consumer
                                 bar pressure            Mondial(R)              Electrical Appliance             Do-It-Yourself
                                                                                     Chains
                                                                                 Catalog Showrooms
                                                                                 Mail Order Catalogs
                                                                                 Hypermarkets

Domestic Vacuum              4 liter                     Uprights                Electrical Appliance             Consumer
Cleaners                         dust capacity                                       Chains
(Sold in the United          450-475 watts                                       Catalog Showrooms
Kingdom, Germany                                                                 Mail Order Catalogs
and Austria)                                                                     Hypermarkets

                             3-5 liter                   Cylinders               Electrical Appliance             Consumer
                                  dust capacity              (Canisters)             Chains
                             1000-1400 watts                                     Catalog Showrooms
                                                                                 Mail Order Catalogs
                                                                                 Hypermarkets

                             Rechargeable/               Handheld                Electrical Appliance             Consumer
                                  corded                                             Chains
                             150-250 watts                                       Catalog Showrooms
                                                                                 Mail Order Catalogs
                                                                                 Hypermarkets

    Wet/Dry Vacuum. In Europe, the Company produces and distributes a variety of wet/dry vacuums under the AquaVac(R) brand name to the consumer and industrial/commercial markets. The Company's wet/dry vacuums sold internationally generally contain noise dampening features similar to those in the QSP(R).

    Conventional Vacuum Lines. The Company also offers a variety of conventional and canister vacuums under the Aqua-Vac(R) and Goblin(R) brand names, differing primarily in size, power and enhancements such as filtration, cord rewinds and internal tool storage.

    Steam Cleaners and Carpet Cleaners. The Company also manufactures and markets a full line of steam cleaners, which clean items and areas such as carpets, upholstery, furniture and floor surfaces using powerful steam generators rather than detergents, solvents or abrasive cleaners. Features include varying steam power, precise control of steam output and a wide range of accessories such as additional nozzles and irons. The Company also offers two types of carpet cleaners: a "3-in-1" integrated cleaner with pure dry and wet/dry capacity as well as an internal reservoir and separate pump motor to facilitate carpet shampooing; and an attachment for a wet/dry vacuum that enables the product to perform light carpet cleaning.

    Other Product Lines. The Company sells hand-held vacuums, both corded and rechargeable, which are purchased by the Company from independent sources.

MANUFACTURING

  North America

    The Company manufactures virtually all of the components of its wet/dry vacuums sold throughout North America except for metal screws, switches and packaging cartons. The Company's vertical integration enables it to manufacture its products rapidly, with fewer concerns regarding supplier delays, and thus better services its customers' needs by responding promptly to sales orders. Generally, the Company is able to ship product within 24 hours of a customer's order, although ordinarily the time between order and shipment ranges from five to seven days.

    The Company's corporate headquarters in Williamsport, Pennsylvania includes a manufacturing facility at which the Company produces a substantial portion of the plastic tanks for its consumer products, hoses, caster feet and all of the components for its industrial metal tank line and reusable dry filters. The Company manufactures additional plastic components, wheels and ball floats at its facility in Canton, Pennsylvania. The Company manufactures most of the motors used in its products at Felchar's Binghamton, New York facility.

In Williamsport the Company assembles most of the products it sells in the North American market under both the Shop-Vac(R) brand name and for private labels, except for the Shop-Vac 1x1(R), which is assembled at the Company's Canton, Pennsylvania location. The Company distributes its products throughout the west coast from its facility in Cerritos, California and in Canada through a distribution center in Burlington, Ontario.

International

    The Company manufactures and assembles most of the products that it distributes throughout Europe at its Tralee, County Kerry, Ireland facility. At this facility, the Company manufactures hoses and assembles its wet/dry vacuums, conventional vacuums and carpet cleaners. In addition, the Company is transferring the production of its steam cleaners from its plant in Salindres, France to its facility in Ireland. The Company purchases most of the plastic components and all of the motors used in the manufacture of its European products. The Company also purchases a small number of canister vacuums and its hand-held vacuums from outside sources.

COMPETITION

    The worldwide market for wet/dry products is competitive, and is based on brand name, price, quality, and consumer advertising. The Company has enjoyed the largest share of the worldwide market for consumer and industrial wet/dry vacuums and related accessories since the Company introduced the wet/dry vacuum to the consumer market in the late 1960s. The Company believes that its strong brand name recognition, competitive pricing, breadth of product line, comprehensive marketing program, long-term relationships with major retail chains and well-established distribution network provide it with a strong competitive position.

    In the North American market for wet/dry vacuums the Company historically has competed primarily with Sears and Genie. Sears has the second largest share of the consumer wet/dry vacuum market, with an estimated market share of less than half that of the Company in each of the last five years. In recent years Hoover, Eureka and Royal have also entered the market with limited lines of consumer wet/dry vacuum products.

    Competition in the conventional and wet/dry vacuum markets differs in each European country, although the market for floor care products is generally more competitive than that for wet/dry products throughout Europe. The Company's significant competitors include Electrolux Holdings Limited and Hoover, which offer both conventional and wet/dry vacuums in several European markets, as well as Rowenta, Royal and Vax Limited in the United Kingdom; and Karcher, Tornado S.A. and Polti France S.A. in France; and Karcher, Robert Thomas and Einhell, Hans, A.G. in

Germany and Austria. However, most of the Company's competitors sell their products primarily through electrical appliance outlets and mail order catalogs, and the Company enjoys a significant percentage of the retail shelf space for conventional and wet/dry vacuums in the growing home center retail distribution channel throughout Europe. Competition in Europe is based more significantly on product enhancement than in the United States, as a result of the European consumer's general willingness to purchase products perceived as having additional features.

RAW MATERIALS AND SUPPLIERS

    The primary raw materials purchased by the Company are resins for the outside casing of the product, copper for motor production and corrugated packaging material. Shop Vac has multiple suppliers for each of its primary raw materials, with many of whom the Company has long-standing trading relationships. No single supplier accounts for a material amount of the Company's total raw material purchases. In addition, the Company's agreements with its largest suppliers guarantee raw material availability and outline discounts and rebates but do not establish pricing.

ENVIRONMENTAL

    The Company's operations are subject to constantly changing federal, state, local and foreign regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. The Company believes that its operations are in compliance in all material respects with the terms of all applicable environmental laws and regulations as currently interpreted.

PATENTS AND TRADEMARKS

    The Company owns and controls patents, trademarks, trade secrets, trade names, copyrights and technology know-how, that are of material importance to its business. The Company's trademarks are registered in the United States and in a number of foreign countries. The Company intends to renew and maintain in a timely manner those trademarks and patents that are renewable and maintainable and are deemed important to the business of the Company.

    The Company believes that its trademark position is adequately protected. The Company also believes that its marks are generally well recognized by consumers of its products and are associated with a high level of quality and value. Because the Company believes that it is a product innovator, it is the Company's policy to apply for design and utility patents on those products which management believes may be of significance to the Company. However, management believes that the Company's success depends predominantly on its skills in marketing, distribution and manufacturing rather than on the patented features of its products.

EMPLOYEES

    The Company employed approximately 1,700 persons world-wide as of December 31, 1996. Approximately 1,250 persons are employed in the United States and approximately 450 persons are employed in foreign countries. Each of the Company's facilities recruits hourly personnel from its respective labor market and the Company believes that the labor market for each facility is favorable. None of the Company's employees are represented by any labor union, except in Ireland and Australia (in accordance with local custom), and management believes that the Company's employee relations are good.

ITEM 2. PROPERTIES

    The Company owns or leases the following manufacturing, warehouse, distribution and assembly facilities around the world:

                                                                  SQUARE                                                   OWN/
                        LOCATION                                   FEET                   TYPE OF FACILITY                LEASE
---------------------------------------------------------      ------------       -------------------------------       ----------
UNITED STATES:

      Williamsport, Pennsylvania...........................    247,000            Headquarters, manufacturing           Own
                                                                                  and assembly
      Williamsport, Pennsylvania...........................    103,000            Warehouse                             Lease
      Williamsport, Pennsylvania...........................     50,000            Distribution                          Lease
      Williamsport, Pennsylvania...........................     19,000            Assembly                              Lease
      Canton, Pennsylvania.................................     94,000            Manufacturing                         Own
      Binghamton, New York.................................    102,500            Manufacturing                         Own
      Binghamton, New York.................................     67,500            Manufacturing                         Own
      Norwich, New York....................................     33,000            Warehouse                             Own
      Cerritos, California.................................     30,850            Distribution                          Lease



INTERNATIONAL:

         Hertogenbosch, Netherlands .......................      1,400             Office                               Lease
         Auckland, New Zealand ............................      3,200             Distribution                         Lease
   *     Bochum, Germany ..................................     22,935             Distribution                         Lease
   *     Budapest, Hungary ................................      3,000             Distribution                         Lease
         Burlington, Ontario ..............................     79,000             Distribution                         Own
         Evry, France .....................................     18,623             Distribution                         Lease
         Melbourne, Australia .............................     17,500             Distribution/Assembly                Lease
  **     Salindres, France ................................     27,000             Manufacturing                        Own
  **     Salindres, France ................................     11,700             Warehouse                            Lease
         Tralee, County Kerry, Ireland ....................     85,000             Manufacturing                        Own
   *     Vienna, Austria ..................................      6,700             Distribution                         Lease
         Normanton, United Kingdom ........................     60,000             Offices/Distribution                 Lease


------------------

 * To be closed.
** Closed as of December 31, 1996

    The Company has entered into an option agreement with an independent real estate developer which entitles the developer to purchase the Company's former manufacturing facility in Norwich, New York for $675,000. The option agreement expires on June 19, 1997 and is renewable through June 19, 1998. The facility is currently used by the Company as a warehouse, and the Company believes that upon a sale of the facility, the Company will be able to obtain alternative warehouse space as necessary at reasonable cost.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to the Company's security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's common stock. On December 31, 1996 there were five holders of the Company's Class A voting common stock and three holders of the Company's Class B non-voting common stock. The Company did not declare or pay any dividends with respect to its common stock during the years ended December 31, 1995 and 1996.

ITEM 6. SELECTED FINANCIAL DATA

    The historical selected consolidated financial data presented below for, and as of the end of, the years ended December 31, 1993 through 1996 have been derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The historical financial data presented below for, and as of the end of, the year ended December 31, 1992 have been derived from the financial records of the Company and its subsidiaries for that year. Data has been restated (where appropriate) to exclude results of discontinued operations in a manner which, in the opinion of the Company, is in accordance with Accounting Principles Board Opinion No. 30 and fairly presents the results for such periods. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, together with the related notes thereto, included elsewhere herein.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------
                                                                                        1992            1993            1994
                                                                                      --------        --------        --------
                                                                                                (DOLLARS IN THOUSANDS)
CONSOLIDATED OPERATING DATA:
Net Sales .....................................................................       $217,471        $224,726        $250,843
Cost of sales .................................................................        155,350         162,710         182,694
                                                                                      --------        --------        --------
      Gross profit ............................................................         62,121          62,016          68,149
Selling, general and administrative expense ...................................         34,985          38,421          41,867
Restructuring charges .........................................................             --              --              --
                                                                                      --------        --------        --------
      Income from operations ..................................................         27,136          23,595          26,282
Interest expense ..............................................................          8,142           7,210           8,826
Non-operating expense (income), net ...........................................            532            (870)              9
                                                                                      --------        --------        --------
      Income from continuing operations before income taxes, extraordinary item
         and cumulative effect of changes in accounting principles ............         18,462          17,255          17,447
Income taxes ..................................................................          5,553           5,130           4,964
                                                                                      --------        --------        --------
      Income from continuing operations before extraordinary item
         and cumulative effect of changes in accounting principles ............         12,909          12,125          12,483
                                                                                      --------        --------        --------
Discontinued operations:
      Loss from operations of discontinued business, net ......................         (4,421)         (4,148)         (4,525)
      Loss on disposal of discontinued business, net ..........................             --              --              --
                                                                                      --------        --------        --------
Loss on discontinued operations ...............................................         (4,421)         (4,148)         (4,525)
                                                                                      --------        --------        --------
Income (loss) before extraordinary item and cumulative effect of
      changes in accounting principles ........................................          8,488           7,977           7,958
Extraordinary item-loss on early extinguishment of debt, net of
      income tax benefit ......................................................             --              --              --
Cumulative effect on changes in accounting principles, net ....................             --          (1,049)             --
                                                                                      --------        --------        --------
Net income (loss) .............................................................       $  8,488        $  6,928        $  7,958
                                                                                      ========        ========        ========


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      -------------------------
                                                                                         1995            1996
                                                                                      ---------        --------
                                                                                       (DOLLARS IN THOUSANDS)

CONSOLIDATED OPERATING DATA:
Net Sales .....................................................................       $ 231,323        $214,039
Cost of sales .................................................................         179,416         158,787
                                                                                      ---------        --------
      Gross profit ............................................................          51,907          55,252
Selling, general and administrative expense ...................................          35,637          35,513
Restructuring charges .........................................................              --           4,714
                                                                                      ---------        --------
      Income from operations ..................................................          16,270          15,025
Interest expense ..............................................................          11,629          10,104
Non-operating expense (income), net ...........................................             459             889
                                                                                      ---------        --------
      Income from continuing operations before income taxes, extraordinary item
         and cumulative effect of changes in accounting principles ............           4,182           4,032
Income taxes ..................................................................           1,425           1,755
                                                                                      ---------        --------
      Income from continuing operations before extraordinary item
         and cumulative effect of changes in accounting principles ............           2,757           2,277
                                                                                      ---------        --------
Discontinued operations:
      Loss from operations of discontinued business, net ......................         (10,639)             --
      Loss on disposal of discontinued business, net ..........................        (120,296)             --
                                                                                      ---------        --------
Loss on discontinued operations ...............................................        (130,935)             --
                                                                                      ---------        --------
Income (loss) before extraordinary item and cumulative effect of
      changes in accounting principles ........................................        (128,178)          2,277
Extraordinary item-loss on early extinguishment of debt, net of
      income tax benefit ......................................................              --          (1,499)
Cumulative effect on changes in accounting principles, net ....................              --              --
                                                                                      ----------       --------
Net income (loss) .............................................................       $(128,178)       $    778
                                                                                      =========        ========


Ratio of earnings to fixed charges.......................            3.2x        3.3x        2.9x           1.4x        1.4x
Depreciation and amortization............................        $  5,595   $   4,278    $  5,054      $   6,132   $   7,783(2)
Capital expenditures, net................................           1,221       7,656       7,838          8,042         582
CONSOLIDATED BALANCE SHEET DATA:
Total assets (1).........................................        $187,809   $ 207,678    $252,582      $ 135,480   $ 131,636
Total debt...............................................          72,423      78,669      94,304         95,650     110,397
Stockholders' equity (deficit)...........................          69,122      72,539      82,906        (41,601)    (38,997)


(1) Includes $36.5 million, $53.1 million, $67.1 million, $19.0 million and $5.6 million of net current assets associated with discontinued operations as of December 31, 1992, 1993, 1994, 1995 and 1996, respectively, and $45.8 million, $47.6 million and $54.4 million of net non-current assets associated with discontinued operations as of December 31, 1992, 1993 and 1994, respectively. Net non-current assets associated with discontinued operations as of December 31, 1995 and 1996 were nil. See Note 16 to the consolidated financial statements of the Company and its subsidiaries included elsewhere herein.

(2) Includes approximately $1.0 million of charges included in the 1996 restructuring charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" as well as the consolidated financial statements of the Company and the notes thereto contained elsewhere herein.

    The Company derives its revenues primarily from its core business, the manufacture and sale of wet/dry vacuums. Shop Vac's product design, operations, sales and marketing are managed in two groups: (i) North America, which is comprised of the United States, Canada, Latin America and Australia and (ii) Europe, which is comprised of Europe and the remaining countries in which the Company does business. The Company has been the North American wet/dry vacuum market leader since it introduced the wet/dry vacuum to the consumer market in the late 1960s. The Company's European operations also manufacture and sell wet/dry vacuums, as well as a full line of conventional vacuums, carpet cleaners and steam cleaners, in Europe and internationally.

    Historically, there have been relatively few participants in the domestic consumer wet/dry vacuum industry, and prior to 1993, Sears Roebuck and Company ("Sears") and The Genie Company ("Genie") were the Company's only significant competitors. Since 1993, Hoover, Eureka and Royal have introduced limited lines of consumer wet/dry vacuum products. The Company has not lost a single major customer as a result of these new entrants, which, singly and in the aggregate, have not had a material impact on the Company's market share.

1996 AS COMPARED TO 1995

    Net sales in the year ended December 31, 1996 totaled $214.0 million, a decrease of approximately $17.3 million or 7.5%, compared to net sales of $231.3 million in the year ended December 31, 1995. This decrease is attributable primarily to (i) three major domestic retailers' general reduction of their respective wet/dry vacuum inventory balances in conjunction with overall programs to reduce inventory levels and reduced QSP sales in 1996 compared to 1995 due to the introduction of the QSP which resulted in increased 1995 sales to fill base inventory requirements, (ii) reduced 1x1 sales in 1996 due to two major retailers' decisions not to repeat 1995 promotions of this product, and
(iii) lower sales volume in Europe, which reflects a reduction in the volume of steam cleaner sales due to negative publicity about steam cleaning generally and the strengthening U.S. dollar in 1996.

    Gross profit in the year ended December 31, 1996 totaled $55.3 million, an increase of approximately $3.3 million or 6.4% when compared to gross profit of $51.9 million in the year ended December 31, 1995. Gross profit as a percentage of net sales increased from 22.4% in the year ended December 31, 1995 to 25.8% in the year ended December 31, 1996. This increase in gross profit as a percentage of net sales resulted from (i) a reduction in the cost of raw materials and the manufacturing cost savings implemented in late 1995 and 1996,
(ii) liquidation of domestic LIFO reserves due to a decline in inventory levels and reductions in manufacturing costs of LIFO inventories, (iii) a lesser impact in 1996 of the inventory reduction at its major domestic customers compared to 1995, and (iv) the charges incurred in 1995 relating to the replacement of wet/dry vacuums in Australia as a result of defective motor components purchased from an independent vendor (from whom the Company no longer purchases any components) and incorporated in the Company's products sold in Australia. These improvements were offset by a decline in gross profit as a result of the decrease in net sales when compared to the prior year as well as a write down of inventories recognized in connection with the shut down of certain European operations.

    SG&A expense decreased to $35.5 million in the year ended December 31, 1996 from $35.6 million in the year ended December 31, 1995, a decrease of approximately $100,000. SG&A expense as a percentage of net sales increased from 15.4% in the year ended December 31, 1995 to 16.6% in the year ended December 31, 1996. Reductions in SG&A expense primarily consisted of reductions in European sales and administrative personnel and related expenses and reductions in executive compensation. These improvements were offset by allowances for doubtful accounts receivable and other expenses recognized in connection with the shut down of certain European operations and increased domestic promotional expense. The increase in SG&A expense as a percentage of net sales was due to the decline in net sales.

    Operating income, excluding the restructuring charge described below, increased to $19.7 million in the year ended December 31, 1996 from $16.3 million in the year ended December 31, 1995, an increase of approximately $3.5 million or 21.3%. Operating income before restructuring as a percentage of net sales increased to 9.2% in the year ended December 31, 1996 from 7.0% in the year ended December 31, 1995.

    An operating charge for restructuring European operations was incurred in the third quarter of 1996 for $4.7 million. A $1.5 million charge resulted from the anticipated cost of severance, lease payments, and related shutdown expenses of the Salindres, France facility that manufactured steam cleaners. These operations are being consolidated with the current floor care manufacturing facilities in Tralee, Ireland in 1997 and will help the Company improve efficiencies. Further, a $3.2 million charge was recognized for severance, lease payments, and related shutdown expenses of the distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain.

    Income from operations after restructuring decreased to $15.0 million in the year ended December 31, 1996 from $16.3 million in the year ended December 31, 1995, a decrease of approximately $1.2 million or 7.7%. Operating income as a percentage of net sales was 7.0% in the year ended December 31, 1996, unchanged from the year ended December 31, 1995.

    Interest expense was $10.1 million in the year ended December 31, 1996, a decrease of $1.5 million or approximately 13.1%, compared to $11.6 million in the year ended December 31, 1995. Interest expense as a percentage of net sales decreased from 5.0% in the year ended December 31, 1995 to 4.7% in the year ended December 31, 1996. This decrease was related to a decrease in average borrowings in 1996 due to the disposition of discontinued operations which reduced working capital needs and the application of the disposition proceeds to pay down debt.

1995 AS COMPARED TO 1994

    Net sales in 1995 totaled $231.3 million, a decrease of approximately $19.5 million or 7.8%, compared to net sales of $250.8 million in 1994. This decrease was primarily related to (i) a decrease in sales of the Company's steam cleaners in France and Germany following negative press reports in 1994 about the safety of steam cleaning products, which was partially offset by a general increase in sales of European floor care products, and (ii) a decrease in North American sales of wet/dry vacuums due, in part, to (a) a decrease in net sales to warehouse clubs which typically rotate product offerings in order to appeal to a captive customer base, (b) reductions in net sales to retailers which experienced financial difficulties in 1995, (c) a decrease in inventory levels maintained by two major customers in conjunction with an overall program to reduce inventory levels, and (d) mild winter weather as well as other general factors.

    Gross profit in 1995 totaled $51.9 million, a decrease of approximately $16.2 million or 23.8%, compared to gross profit of $68.1 million in 1994. Gross profit as a percentage of net sales decreased from 27.2% in 1994 to 22.4% in 1995. This decrease in gross profit as a percentage of net sales was primarily related to (i) the decline in European sales of steam cleaners described above and the absence of a corresponding reduction in fixed manufacturing overhead,
(ii) an increase in raw materials cost that was only partially offset by a corresponding price increase instituted by the Company, (iii) the decline in North American sales described above and (iv) fixed overhead costs incurred during a temporary domestic manufacturing slowdown implemented by management in response to lower sales volume in the first six months of 1995. In addition, the Company recorded a charge due to the return of products sold in Australia as a result of defective motor components described above. These decreases were partially offset by increased gross profit on European sales of wet/dry vacuums.

    SG&A expense decreased to $35.6 million in 1995 from $41.9 million in 1994, a decrease of approximately $6.2 million or 14.9%. SG&A expense as a percentage of net sales decreased from 16.7% for 1994 to 15.4% for 1995. This decrease was primarily attributable to (i) reductions in executive compensation, reductions in domestic administrative personnel and reductions in European sales and administrative personnel implemented in the second quarter of 1995, (ii) reductions of various domestic corporate overhead costs, (iii) lower domestic media advertising in 1995 than in 1994, which had been increased in 1994 in anticipation of the launch of the Company's new QSP(R) product line, (iv) other reductions in domestic selling expenses and (v) reductions in European advertising and selling expenses.

    Income from operations decreased to $16.3 million in 1995 from $26.3 million in 1994, a decrease of approximately $10.0 million or 38.1%. Operating income as a percentage of net sales decreased to 7.0% in 1995 from 10.5% in 1994. This decrease was a result of the factors discussed above.

    Interest expense was $11.6 million in 1995, an increase of approximately $2.8 million or 31.8%, compared to $8.8 million in 1994. Interest expense as a percentage of net sales increased from 3.5% in 1994 to 5.0% in 1995. This increase was primarily related to additional borrowings under the Company's revolving credit facility, as well as increased interest rates in 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of cash are cash flow from operations and borrowings under its revolving credit facilities. The Company's principal uses of cash are to provide working capital, finance capital expenditures and meet debt service requirements.

    Net cash provided (used) by operating activities was ($18.9 million) and $4.0 million in 1995 and 1996, respectively, which includes net cash used in connection with discontinued operations of $9.3 million and $13.4 million in 1995 and 1996, respectively. Net cash used for operating activities in 1995 of $18.9 million represents a use of cash borrowed under the revolving credit facility and foreign lines of credit to reduce accounts payable and accrued expenses.

    The Company's capital expenditures in 1995 and 1996, excluding capital expenditures incurred with respect to discontinued operations, were approximately $8.0 million and $600,000, respectively. The decline in the Company's capital expenditures for 1996 reflects a decline in capital requirements as a consequence of major capital improvements made by the Company in previous years. The Company's capital expenditures incurred with respect to the discontinued operations in 1995 and 1996 were approximately $2.9 million and nil, respectively.

    Anticipated cash costs of approximately $10.0 million remain to be paid over the next five years, approximately one half of which are anticipated to be paid by December 31, 1997, relating to the Company's indemnification obligations to the purchaser of the Company's discontinued operations, the closure of discontinued operations in Europe and the United States, severance obligations, warehouse closings and lease terminations, among other items. Through December 31, 1996 approximately $5.6 million of cash had been paid with respect to those items.

    The Company has terminated the manufacture of steam cleaners at its facility in Salindres, France in order to consolidate all of its European manufacturing activities into its facility in Tralee, County Kerry, Ireland. In connection with the foregoing consolidation, the Company incurred a charge in the third quarter of 1996 of approximately $1.5 million to cover severance, lease payments, shut-down and related expenses. The Company is terminating its distribution operations in Austria, Germany, Hungary, the Netherlands and Spain. In connection with such termination, the Company incurred a charge in the third quarter of 1996 of approximately $3.2 million to cover severance, lease payments, shut-down and related expenses. At December 31, 1996, approximately $1.7 million of cash had been paid with respect to these European restructuring charges. The Company expects to pay approximately $1.4 million in cash during 1997 with respect to these charges.

    On October 1, 1996, the Company issued $100 million of senior secured notes. The net proceeds from the issuance of the notes were approximately $95.6 million after payment of underwriters' discounts and expenses of the offering. The net proceeds were used to repay $57.5 million outstanding under the Company's revolving line of credit and $30 million of outstanding 10.83% private placement notes.

    The Company has a revolving credit facility which permits borrowings of up to $25 million. As of December 31, 1996, there were no amounts borrowed under this facility.

    The agreements with the lenders of the senior secured notes and the revolving credit facility contain certain financial and operating covenants requiring the Company to maintain certain financial ratios, limiting capital expenditures and limiting the Company's ability to create or permit certain liens. At December 31, 1996 the Company is in compliance with the agreements with the lenders of the senior secured notes and the revolving credit facility.

    The Company believes that it will be able to satisfy its debt service requirements and its working capital and capital expenditure requirements from operating cash flows together with availability under the revolving credit facility.

    The Company has an estimated tax loss carryforward for income tax purposes of $50.9 million at December 31, 1996, which is available to reduce federal income taxes, if any, through 2011. Additionally, the Company has tax loss carryforwards available to reduce future income taxes, if any, in certain states and foreign jurisdictions. Based on the Company's historical and current pretax earnings management believes that the recorded deferred tax assets, net of valuation allowance, will be realized.

FOREIGN OPERATIONS

    The Company has significant operations outside the United States, located principally in Western Europe. During the year ended December 31, 1996, the Company generated revenues from sales outside of the United States of $81.1 million, representing approximately 38% of the Company's total revenues during the period. See Note 12 to the consolidated financial statements of the Company and its subsidiaries included elsewhere herein.

    When appropriate, the Company enters into foreign exchange contracts to hedge its foreign exchange exposure. The objective of the hedging program is to manage the risk of adverse cash flow due to fluctuations in foreign currencies. At December 31, 1996, the Company had approximately $13.5 million in foreign exchange forward contracts outstanding. See Note 3 to the consolidated financial statements of the Company and its subsidiaries included elsewhere herein.

RAW MATERIALS

    The Company's operating profit margins are sensitive to the price of raw materials, particularly, copper, plastic resin and corrugated boxes. The Company does not believe that future raw material price increases in excess of price increases that may be obtained from customers will have a materially adverse effect on its operations taken as a whole.

SEASONALITY

    The Company's business has not historically been subject to any seasonal fluctuations having a material effect upon the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARD

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that the adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity. The AICPA has issued Statement of Position 96-1, "Environmental Remediation Liabilities" which is required to be adopted for the fiscal year ended December 31, 1997 and is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

FORWARD-LOOKING INFORMATION -- RISK FACTORS

    To the extent the Registrant has made "forward-looking statements", certain risk factors could cause results to differ materially from those anticipated in such forward-looking statements. Competition from new entrants in the wet/dry vacuum market or the loss of signficant customers could adversely effect the Company's share of the wet/dry vacuum market. Increases in raw material costs could adversely impact the future profitability of the Company. Overall anticipated performance of the Company could be affected by any serious economic downturns in the United States or Europe.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                         Page

Independent Auditors' Report                                               16

Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1995 and 1996           17

    Consolidated Statements of Operations for the years ended
      December 31, 1994, 1995 and 1996                                     18

    Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1994, 1995 and 1996                     19

    Consolidated Statements of Cash Flows for the years
      ended December 31, 1994, 1995 and 1996                               20

    Notes to Consolidated Financial Statements                             21

Financial Statement Schedule -
    Schedule II - Valuation and Qualifying Accounts for the
      years ended December 31, 1994, 1995 and 1996                         42

    All other schedules are omitted as they are not applicable.

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Shop-Vac Corporation:


We have audited the consolidated financial statements of Shop-Vac Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shop-Vac Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG Peat Marwick LLP


Harrisburg, Pennsylvania
March 7, 1997

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)


===================================================================================================================
                                                                                                  December 31,
ASSETS                                                                                    -------------------------
                                                                                             1995             1996
-------------------------------------------------------------------------------------------------------------------
Current assets:
       Cash and cash equivalents ..................................................       $  2,682           21,141
       Accounts and notes receivable, less allowance for doubtful
             receivables of $1,725 in 1995 and $1,853 in 1996 .....................         31,262           29,154
       Inventories ................................................................         28,020           25,314
       Prepaid expenses and other current assets ..................................          4,618            3,222
       Net current assets of discontinued operations ..............................         19,029            5,556
-------------------------------------------------------------------------------------------------------------------
Total current assets ..............................................................         85,611           84,387

Property, plant, and equipment, net ...............................................         36,503           30,922
Property, plant, and equipment under capital leases, net ..........................         10,080            9,875
Other assets ......................................................................          3,286            6,452
-------------------------------------------------------------------------------------------------------------------
                                                                                          $135,480          131,636
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
       Current portion of long-term debt ..........................................       $  6,258            4,297
       Accounts payable ...........................................................         36,372           20,688
       Accrued expenses ...........................................................         19,005           26,278
-------------------------------------------------------------------------------------------------------------------
Total current liabilities .........................................................         61,635           51,263
Long-term debt ....................................................................         89,392          106,100
Other liabilities .................................................................         26,054           13,270
-------------------------------------------------------------------------------------------------------------------
Total liabilities .................................................................        177,081          170,633
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
       Common stock, Class A voting, no par, 20,000 shares authorized, 6,500 shares issued. Class B nonvoting, no par, 1,000,000 shares authorized,
             650,000 shares issued ................................................             85               85
       Paid-in capital ............................................................            110              110
       Accumulated deficit ........................................................        (44,764)         (43,986)
       Equity adjustment from foreign currency translation ........................          2,968            4,794
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) ..............................................        (41,601)         (38,997)
-------------------------------------------------------------------------------------------------------------------
                                                                                          $135,480          131,636
===================================================================================================================


See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations


(dollars in thousands)

=======================================================================================================================
                                                                                       Years ended December 31,
                                                                             ------------------------------------------
                                                                               1994             1995             1996
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $250,843          231,323          214,039
Cost of sales                                                                 182,694          179,416          158,787
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                   68,149           51,907           55,252
Selling, general, and administrative expense                                   41,867           35,637           35,513
Restructuring charges                                                              --               --            4,714
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                                         26,282           16,270           15,025
Interest expense                                                                8,826           11,629           10,104
Non-operating expense, net                                                          9              459              889
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
       before income taxes and extraordinary item                              17,447            4,182            4,032
Income taxes                                                                    4,964            1,425            1,755
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
       before extraordinary item                                               12,483            2,757            2,277
-----------------------------------------------------------------------------------------------------------------------
Discontinued operations:
       Loss from operation of discontinued
             business, net of income tax benefit                               (4,525)         (10,639)              --
       Loss on disposal of discontinued business,
             net of income tax benefit                                             --         (120,296)              --
-----------------------------------------------------------------------------------------------------------------------
Loss on discontinued operations                                                (4,525)        (130,935)              --
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                         7,958         (128,178)           2,277
Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit                                                      --               --           (1,499)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $  7,958         (128,178)             778
=======================================================================================================================


See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)


(dollars in thousands)



                                                                         Common stock
                                                             -----------------------------------
                                                                  Shares issued
                                                             -----------------------
                                                             Class A         Class B
                                                              voting      non-voting     Amount    Paid-in capital
------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                        6,500        650,000        $85                110

Net income                                                         --             --         --                 --
Equity adjustment from foreign currency translation                --             --         --                 --
Redemption of minority interest in subsidiary                      --             --         --                 --
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                      6,500        650,000         85                110

Net Loss                                                           --             --         --                 --
Equity adjustment from foreign currency translation                --             --         --                 --
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                      6,500        650,000         85                110

Net income                                                         --             --         --                 --
Equity adjustment from foreign currency translation                --             --         --                 --
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                      6,500        650,000        $85                110
==================================================================================================================

                                                                                    Equity
                                                                                adjustment
                                                            Retained          from foreign                Total
                                                            earnings              currency        stockholders'
                                                            (deficit)          translation     equity (deficit)
---------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                                      75,462               (3,118)               72,539

Net income                                                     7,958                   --                 7,958
Equity adjustment from foreign currency translation               --                2,415                 2,415
Redemption of minority interest in subsidiary                     (6)                  --                    (6)
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                    83,414                 (703)               82,906

Net Loss                                                    (128,178)                  --              (128,178)
Equity adjustment from foreign currency translation               --                3,671                 3,671
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                   (44,764)               2,968               (41,601)

Net income                                                       778                   --                   778
Equity adjustment from foreign currency translation               --                1,826                 1,826
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                   (43,986)               4,794               (38,997)
===============================================================================================================

See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

===========================================================================================================================
                                                                                             Years ended December 31,
                                                                                   ----------------------------------------
                                                                                      1994           1995             1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                              $  7,958        (128,178)            778
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
           Depreciation and amortization                                              5,054           6,132           6,736
           Loss on disposal of discontinued operations                                   --         120,296              --
           Restructuring charges:
              Goodwill write-off                                                         --              --           1,047
              Other non-cash charges                                                     --              --             523
              Other accrued expenses                                                     --              --           1,465
           Changes in assets and liabilities:
              Accounts and notes receivable                                          (6,807)            609           3,411
              Inventories                                                            (8,557)         11,086           3,630
              Prepaid expenses and other current assets                              (4,215)          3,015             625
              Other assets                                                             (773)          1,763          (4,804)
              Accounts payable and accrued expenses                                  14,274         (27,994)          2,379
              Deferred income taxes                                                   1,480            (412)             --
              Other liabilities                                                       2,395           4,070           1,584
---------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operations                                    10,809          (9,613)         17,374
Net cash (used) by discontinued operations                                           (7,102)         (9,317)        (13,413)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                      3,707         (18,930)          3,961
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                          (7,838)         (8,042)           (582)
       Proceeds from sale of property and equipment                                      66             222              --
       Proceeds from sale of discontinued operations                                     --          30,000              --
       Investing activities of discontinued operations                              (12,618)         (2,887)             --
---------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                    (20,390)         19,293            (582)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from (payment of) revolving line-of-credit, net                      14,933          18,063         (48,681)
       Payment of term loan                                                          (4,000)         (8,000)             --
       Payment of private placement notes                                                --          (9,238)        (30,762)
       Payment of industrial development revenue bonds                                 (500)           (500)         (2,300)
       Proceeds from issuance of priority revolving line-of-credit                       --          16,044           2,084
       Payment of priority revolving line-of-credit                                      --         (16,044)         (2,084)
       Proceeds from issuance of other long-term debt                                 6,700           3,139         100,000
       Other long-term debt and capital lease payments                               (1,498)         (3,234)         (3,510)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            15,635             230          14,747
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                 116             (78)            333
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (932)            515          18,459
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                          3,099           2,167           2,682
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $  2,167           2,682          21,141
===========================================================================================================================

See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1994, 1995, and 1996
================================================================================
(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS

       Shop-Vac Corporation is a multi-national, manufacturing and distribution concern. The Company's principal line of business is the manufacture and distribution of wet/dry vacuum cleaners for consumer and industrial applications. The primary markets for the Company's products are the United States, Canada, Mexico, Australia, and Europe. The Company's primary customers include major discount retailers and major hardware and home center retailers. Sales and related cost of goods sold are recognized when products are shipped. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Shop-Vac Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       TRANSLATION OF FOREIGN CURRENCY

       The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate experienced during the period. The gains or losses resulting from such translations are included in stockholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in results of operations.

       CASH EQUIVALENTS

       Cash in excess of daily requirements is invested in short-term marketable securities with an original maturity of three months or less. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash equivalents are corporate commercial paper and repurchase agreements of $14,493,000 and $1,235,000, respectively, at December 31, 1996. There were no such items at December 31, 1995.

       INVENTORIES

       Inventories are stated at the lower of cost or market. Cost for most foreign inventories has been determined on the first-in, first-out (FIFO) basis. Cost for most domestic inventories has been determined on the last-in, first-out (LIFO) basis.





                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(1)    CONTINUED

       PROPERTY, PLANT, AND EQUIPMENT AND DEPRECIATION

       Property, plant, and equipment are valued at cost less accumulated depreciation. Depreciation of property, plant, and equipment is computed for financial statement purposes on straight-line and declining balance methods over the estimated useful lives of the property. Leasehold improvements are amortized over the shorter of the life of the asset or the terms of the related leases.

       Expenditures for maintenance, repairs and renewals are generally charged to earnings as incurred. Renewals of significant amounts are capitalized.

       LONG-LIVED ASSETS

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. Such expenses were approximately $547,000, $344,000 and $253,000 in 1994, 1995, and
       1996, respectively.

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed (see note 8).



                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(1)    CONTINUED

       RETIREMENT BENEFIT PLANS

       Substantially all domestic employees participate in noncontributory pension plans and substantially all non-U.S. employees participate in contributory or noncontributory pension plans. Pension accounting information is disclosed in note 9 to the consolidated financial statements.

       FOREIGN GOVERNMENT GRANTS

       The Company recognizes foreign government grants relating to the training and continued employment of certain personnel as a reduction in relevant expenses in the period in which related costs are incurred. Foreign government grants received by the Company toward the purchase of equipment and by lessors of equipment leased by the company under capital leases are recorded as a reduction in the cost of the acquired or leased asset (see note 14). The Company received government grants relating to equipment amounting to $159,000 in 1994. The Company did not receive government grants in 1995 and 1996.

       USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)    INVENTORIES

       Inventories are classified as follows (dollars in thousands):

                            December 31,
                      ---------------------
                         1995          1996
-------------------------------------------
Raw materials         $17,613        15,745
Work-in-process           481           119
Finished goods          9,926         9,450
-------------------------------------------
                      $28,020        25,314
===========================================

       At December 31, 1995 and 1996, approximately 68% and 52%, respectively, of total inventories are stated on the LIFO method. If the FIFO cost method had been used with respect to such inventories, total inventories would have been approximately $2,925,000 and $502,000 higher at December 31, 1995 and 1996, respectively.



                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(3)    FOREIGN CURRENCY INSTRUMENTS

       The Company enters into foreign exchange forward contracts to hedge certain foreign currency transactions. These transactions include purchases of motors denominated in Italian lire and collections of accounts receivable denominated in German marks and other European currencies by the Company's Irish manufacturing subsidiary as well as collection of intercompany amounts due from the Company's Irish manufacturing subsidiary as well as collection of intercompany amounts due from the Company's Canadian subsidiary resulting from its purchase of product manufactured by the Company. These contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. Assuming performance by the contracting parties, these contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The contracts are settled in cash upon expiration, resulting in a gain or loss measured by the difference between the spot rate and the contract rate at expiration. The Company does not hedge firm commitments beyond two years. The Company reduces the risk of losses due to nonperformance by counterparties by only entering into agreements with major international financial institutions. At December 31, 1995 and 1996, the Company had foreign exchange forward contracts outstanding as follows (dollars in thousands):

                                                1995          1996
-------------------------------------------------------------------
Irish punt against Italian lira               $22,036         3,751
Irish punt against German mark                  6,159            --
Irish punt against British pound                1,249         4,168
Irish punt against French franc                 1,184            --
Irish punt against U.S. dollar                    296            --
Irish punt against Dutch guilder                  269            --
Canadian dollar against U.S. dollar             3,620         5,610
Other currencies                                1,347            --
-------------------------------------------------------------------
                                              $36,160        13,529
===================================================================

                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(4)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable, and current portion of long-term debt approximate fair values due to the short-term maturities of these instruments.

       The fair values of the long-term portion of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The amount reported in the consolidated balance sheet for long-term debt approximates fair value.

       The fair value of accounts receivable sold with recourse approximates the outstanding balances of those accounts receivable at each balance sheet date.

       The fair value of the Company's foreign exchange forward contracts are estimated based on the difference between the contracted exchange rate and the spot rate at each balance sheet date. The fair value of such contracts was an obligation of $1,020,000 and an asset of $147,000 at December 31, 1995 and 1996, respectively. The financial statements include no carrying amounts with respect to these contracts.

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant, and equipment consisted of the following (dollars in thousands):

                                                   December 31,
                                              ---------------------
                                                1995          1996
-------------------------------------------------------------------
Land                                          $ 1,599         1,687
Buildings and improvements                     18,912        18,085
Machinery and equipment                        68,614        69,423
Construction in progress                        1,961           581
-------------------------------------------------------------------
                                               91,086        89,776
Less accumulated depreciation                  54,583        58,854
-------------------------------------------------------------------
Net property, plant, and equipment            $36,503        30,922
===================================================================


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(5)    CONTINUED

       Property, plant, and equipment under capital leases consisted of the following (dollars in thousands):


                                                     December 31,
                                               ----------------------
                                                 1995         1996
---------------------------------------------------------------------
Buildings                                      $ 4,274         3,966
Machinery and equipment                          9,501         9,734
---------------------------------------------------------------------
                                                13,775        13,700
Less accumulated amortization                    3,695         3,825
---------------------------------------------------------------------
Net property, plant, and equipment
       under capital leases                    $10,080         9,875
=====================================================================

(6)    OPERATING LEASES

       The Company rents certain real property and machinery and equipment under operating leases expiring at various dates through 2000. Rental expense under operating leases, including short-term machinery and equipment rental, aggregated approximately $617,000 in 1994, $873,000 in 1995, and $790,000 in 1996.

       Future minimum lease payments required under all noncancelable operating leases of continuing operations at December 31, 1996 are approximately as follows (dollars in thousands):

        1997                              $  788
        1998                                 669
        1999                                 490
        2000                                  62
        ----------------------------------------
        Total minimum lease payments      $2,009
        ========================================

                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)    LONG-TERM DEBT

       Details of the Company's long-term debt are as follows (dollars in thousands):


                                                        December 31,
                                                  -----------------------
                                                     1995          1996
-------------------------------------------------------------------------
Revolving line of credit                          $ 48,681             --
10-5/8% senior secured notes due 2003                   --        100,000
Private placement notes                             30,762             --
Industrial development revenue bonds                 2,300             --
Capital lease agreements, interest at rates
       ranging from 9% to 10.9%                     10,038          7,802
Other, substantially foreign, interest
       at average rate of 6.2%                       3,869          2,595
-------------------------------------------------------------------------
                                                    95,650        110,397
Less current installments                            6,258          4,297
-------------------------------------------------------------------------
                                                  $ 89,392        106,100
=========================================================================

       On October 1, 1996, the Company issued $100 million of senior secured notes. The notes bear interest, payable semi-annually, at 10-5/8% and mature on September 1, 2003. The net proceeds from the issuance of the notes were approximately $95.6 million after payment of $3.5 million in underwriters discounts and approximately $900,000 in expenses related to the offering. The net proceeds were used to repay $57.5 million outstanding under the Company's existing revolving line of credit and priority facility, $30.0 million of outstanding 10.83% private placement notes due 2001 and $2.5 million of related prepayment fees and expenses. The $2.5 million of prepayment fees and expenses are recorded as an extraordinary item, net of income tax benefit of $1 million. The remaining proceeds were used for general corporate purposes. Also on October 1, 1996, the Company established a new revolving credit facility for up to $25 million, subject to a borrowing bases limitation based on the aggregate of certain percentages of the eligible accounts receivable and eligible inventory of the Company and its domestic subsidiaries. The new revolving credit facility expires in 1999 and bears interest, at the Company's option, at either: 0.75% plus the higher of the federal funds rate plus 0.5% per annum or the lender's prime commercial lending rate (9.0% at December 31, 1996); or LIBOR plus 2% (7.375% at December 31,
       1996). The agreements with the lenders of the senior secured notes and the new revolving credit facility contain financial and operating covenants requiring the Company to maintain certain financial ratios, limiting capital expenditures and restricting its ability to incur certain indebtedness, make certain investments, and create or permit certain liens. At December 31, 1996 the Company is in compliance with the agreements with the lenders of the senior secured notes and the new revolving credit facility.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)    CONTINUED

       The Company's prior revolving line of credit bore interest at the lender's adjusted base rate which was 9.25% at December 31, 1995. The total availability at December 31, 1995 was $55 million of which $48,681,000 was outstanding. At December 31, 1995, the private placement notes' interest rate was 10.83%. At January 1, 1996, the Company was not in compliance with certain covenants of the revolving line of credit agreement and private placement note agreement. In addition, the Company did not make the required annual principal payment of $6.7 million due on the private placement notes on April 30, 1996. (The private placement notes required annual principal payments of $6,700,000 through 1999 with final maturity of $3,962,000 in April 2000.) On August 28, 1996, the Company entered into Amendment Agreements with the holders of the private placement notes and the lender under the revolving line of credit which suspended the relevant financial covenants and payment dates with respect to payments due or past due under either the private placement notes or the revolving line of credit to provide that no principal payments became due until October 31, 1996. Furthermore, the revolving line of credit lender provided an additional $7.5 million of availability (maximum $62.5 million) from August 28, 1996 through October 31, 1996 (the "Priority Facility"), the proceeds of which were used to make a $770,389 principal payment with respect to the private placement notes, to pay $307,621 in amendment fees to the holders of the private placement notes, to make a $112,500 facility fee payment upon closing the Priority Facility, and for working capital and general corporate purposes.

       The Industrial Development Revenue Bonds bore interest at a variable rate determined periodically (6.23% at December 31, 1995). The bonds were secured at December 31, 995 by an irrevocable letter of credit from a financial institution in the amount of $2,370,000. The bonds were redeemed in June 1996.

       The Company currently leases a sales/administration/distribution facility in England from an entity controlled by the stockholders of the Company. This lease has been recorded as a capital lease with annual payments of approximately $340,000 (interest at 9%) which management believes is comparable to terms for similar facilities in arms-length transactions. At December 31, 1996, land, building, and equipment under capital lease of $2,316,000 and capital lease obligations of $2,068,000 have been recognized with respect to this lease. The Company also guaranteed up to UK(pound) 500,000 (approximately $800,000) of indebtedness incurred by the entity in connection with the entity's acquisition of the facility.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)    CONTINUED

       The Company's future principal payments on long-term debt are approximately as follows (in thousands):

       1997                   $  4,297
       1998                      1,864
       1999                      1,883
       2000                        530
       2001                        437
       Thereafter              101,386
       ===============================


(8)    INCOME TAXES

       Total income tax expense (benefit) is allocated as follows (dollars in thousands):

                                                                      Years ended December 31,
                                                                   -----------------------------
                                                                    1994        1995       1996
------------------------------------------------------------------------------------------------
Income from operations                                             $ 4,964      1,425      1,755
Extraordinary item - loss on early extinguishment of debt               --         --       (998)
Results of discontinued operations                                  (1,195)       (76)        --
Loss on disposal of discontinued business                               --       (454)        --
------------------------------------------------------------------------------------------------
                                                                   $ 3,769        895        757
================================================================================================

       The domestic and foreign components of income (loss) from continuing operations before income taxes and extraordinary item are as follows (dollars in thousands):


                                  Years ended December 31,
                             -----------------------------------
                               1994           1995          1996
----------------------------------------------------------------
Domestic                     $10,595         3,150         7,647
Foreign                        6,852         1,032        (3,615)
----------------------------------------------------------------
                             $17,447         4,182         4,032
================================================================



                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(8)    CONTINUED

       Components of income tax expense (benefit) from continuing operations are as follows (dollars in thousands):

YEAR ENDED DECEMBER 31,
1994                     Current     Deferred       Total
----------------------------------------------------------
Federal                  $1,861          1,287       3,148
Foreign                   1,514           (220)      1,294
State                       178            344         522
----------------------------------------------------------
                         $3,553          1,411       4,964
==========================================================
1995
----------------------------------------------------------
Federal                  $1,309           (414)        895
Foreign                     493            (62)        431
State                       145            (46)         99
----------------------------------------------------------
                         $1,947           (522)      1,425
==========================================================
1996
----------------------------------------------------------
Federal                  $  176            898       1,074
Foreign                     566              3         569
State                        15             97         112
----------------------------------------------------------
                         $  757            998       1,755
==========================================================

       The difference between the expected income tax expense from continuing operations at the statutory federal income tax rate of 35% and the actual income tax expense from continuing operations as reflected in the accompanying consolidated financial statements is as follows (dollars in thousands):


                                                                          Years ended December 31,
                                                                        ----------------------------
                                                                           1994      1995       1996
----------------------------------------------------------------------------------------------------
Expense at statutory rate                                               $ 6,106     1,464      1,411
State income tax, net                                                       339        64         73
Foreign taxes                                                            (1,104)       70      1,834
Change in beginning of year valuation allowance for deferred
    tax assets allocated to income tax expense                               --        --     (1,667)
Foreign tax credits                                                        (310)       --         --
Other                                                                       (67)     (173)       104
----------------------------------------------------------------------------------------------------
Total provision for income taxes
    from continuing operations                                          $ 4,964     1,425      1,755
====================================================================================================


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(8)    CONTINUED

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                               Years ended December 31,
                                                               -----------------------
                                                                 1995           1996
--------------------------------------------------------------------------------------
Deferred tax assets:
    Accounts receivable, principally due to allowance
       for doubtful accounts                                    $    504           538
    Inventories, including uniform capitalization                    475           568
    Compensated absences and postretirement
       benefits principally due to accrual for
       financial reporting purposes                                1,871         1,851
    Liabilities due to accrual for financial
       reporting purposes                                          6,945         7,330
    Credit carryovers                                              5,697         4,088
    Net operating loss carryforwards                              21,149        21,289
    Other                                                            331            96
--------------------------------------------------------------------------------------
Total gross deferred tax assets                                   36,972        35,760
Less valuation allowance                                          33,704        32,037
--------------------------------------------------------------------------------------
                                                                   3,268         3,723
--------------------------------------------------------------------------------------
Deferred tax liabilities:
    Plant and equipment, due to differences in
       depreciation and capitalized interest                       3,119         3,607
    Costs deferred for financial reporting currently
       deductible for tax                                            149           116
--------------------------------------------------------------------------------------
Total gross deferred tax liabilities                               3,268         3,723
--------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                            $    --            --
======================================================================================

       The valuation allowance for deferred tax assets at January 1, 1994 was $6,739,000. The net change in the valuation allowance for the years ended December 31, 1995 and 1996 was an increase of $26,965,000 and a decrease of $1,667,000, respectively.

                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(8)    CONTINUED

       The Company has not recognized a deferred tax liability for the basis differences related to the stock in certain foreign subsidiaries since such differences are primarily related to undistributed earnings and the earnings are not expected to be remitted and become taxable to the Company in the foreseeable future. The accumulated amount of such undistributed earnings was approximately $4,267,000 at December 31, 1996.

       At December 31, 1996, the Company has federal alternative minimum tax credit carryovers of approximately $1,358,000 which are available to reduce future regular income taxes, if any, over an indefinite period.

       At December 31, 1996, the Company also has general business credit carryforwards of approximately $456,000 and foreign tax credit carryforwards of approximately $2,274,000 which are available to offset future federal income taxes. If not used to reduce federal income taxes these credits will expire as follows (dollars in thousands):

                                        General   Foreign
                                       business       tax
                                         credit    credit
---------------------------------------------------------
December 31, 1997                          $ --       259
December 31, 1998                            --     1,441
December 31, 1999                            --       574
December 31, 2008                           203        --
December 31, 2009                           251        --
December 31, 2010                             2        --
=========================================================

       The Company has an estimated tax loss carryforward for federal income tax purposes of approximately $50.9 million at December 31, 1996 which is available to reduce federal income taxes, if any, through 2011.
       The Company also has tax loss carryforwards in certain states and foreign jurisdictions which are available to reduce future income taxes if any, in those jurisdictions. Based on the Company's historical and current pretax, operating results, future reversals of existing taxable temporary differences, estimates of future taxable income, and available tax planning strategies, management believes that it is more likely than not that the recorded deferred tax assets, net of the valuation allowance, will be realized.


(9)    EMPLOYEE BENEFIT PLANS

       The Company provides non-contributory, defined benefit pension plans covering substantially all domestic personnel. The benefits are based on average compensation and the number of years of service. The Company's funding policy is to contribute the recommended amount based on the calculations of the plans' consulting actuary.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(9)    CONTINUED

       The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet (dollars in thousands):

                                                                                   December 31,
                                                                            ------------------------
                                                                               1995            1996
----------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
    Accumulated benefit obligation, including vested
       benefits of $7,531 in 1995 and $7,644 in 1996                        $ (8,246)         (8,393)
----------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date                   $(10,515)        (10,371)

Plan assets at fair value, primarily short-term marketable securities
    and mutual funds                                                           8,744          10,135
----------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets                         (1,771)           (236)
Unrecognized prior service cost                                                   57              45
Unrecognized net loss                                                          1,294           1,451
Unrecognized net transition obligation                                           (88)            (77)
----------------------------------------------------------------------------------------------------
Prepaid (accrued) pension costs                                             $   (508)          1,183
====================================================================================================

       Net periodic pension cost includes the following components (dollars in thousands):


                                                             Years ended December 31,
                                                        --------------------------------
                                                         1994          1995         1996
----------------------------------------------------------------------------------------
Service cost - benefits earned during the period        $1,298        1,478        1,449
Interest cost on projected benefit obligations             643          720          807
Return on plan assets                                     (524)        (714)        (813)
Net amortization and deferral                              154          222           68
----------------------------------------------------------------------------------------
Net period pension cost                                 $1,571        1,706        1,511
========================================================================================

       A weighted-average discount rate of 7.5% in 1995 and 1996 and a rate of increase in future compensation levels of 4% in 1995 and 1996 were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.9% in 1995 and 1996.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(9)    CONTINUED

       Certain U.S. employees of the Company are eligible to participate in the Shop-Vac Employees' Savings Plan. This plan allows employees to contribute up to 15% of their earnings as pretax contributions. The Company also makes matching contributions to each participant's account equal to 25% of the amount contributed by the employee, up to a maximum employee contribution of 6%. The Company's contributions to this plan totaled approximately $170,000, $173,000, and $160,000 during the years ended December 31, 1994, 1995, and 1996, respectively.

       Until March 31, 1995, certain executive officers of the Company were eligible to participate in the Shop-Vac Executive Benefit Trust, a nonqualified deferred compensation plan. This plan allowed participants to contribute up to 30%, 40% and 40% of their earnings as pretax contributions for the years ended December 31, 1993, 1994, and 1995, respectively. The Company also made matching contributions to each participant's account equal to 75% of the amount contributed by the employee, up to a maximum employee contribution of 6%. The Company's contributions to this plan totaled approximately $260,000 and $64,000 during the years ended December 31, 1994 and 1995, respectively. This plan was terminated in 1995.

       Certain employees are also covered by a retirement benefit plan providing prescription drug benefits. The plan is not funded. The Company accounts for these costs by accruing for them over the employee service period. the accumulated benefit obligation at December 31, 1995 and 1996 was $1,279,000 and $1,691,000, respectively, and is reflected in other liabilities in the accompanying consolidated balance sheet. The benefit obligation was calculated using a discount rate of 7.5% at December 31, 1995 and 1996, and a 5% annual rate of increase in the cost of covered benefits. The effect of one percentage point increase in the annual rate would increase the accumulated benefit obligation by approximately 16%.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(10)   STATEMENT OF CASH FLOWS

       Supplemental disclosure of cash flow information (dollars in thousands):

                                                  December 31,
                                        --------------------------------
                                         1994         1995         1996
------------------------------------------------------------------------
Cash paid for interest                  $8,679       11,879        7,852
Cash paid for income taxes               3,861        1,176        1,084
Capital lease obligations of new
    property, plant, and equipment       5,895        1,654          589
=========================================================================

(11)   COMMITMENTS AND CONTINGENCIES

       It is the opinion of the Company's management and legal counsel that various claims and litigation in which the Company is currently involved have been adequately provided for and any resulting claims or judgments will not materially affect the Company's business, financial condition, cash flows, or operations.

       Certain of the Company's European operations regularly discount portions of their trade accounts receivable with local banks. These accounts receivable are sold to the banks with recourse to the Company to the extent that the accounts receivable are not collectible by the bank. The sale of these receivables has been reflected as a reduction of accounts receivable. The discount on the receivables sold has been included in interest expense. Accounts receivable approximating $28,504,000 and $26,099,000 were sold under these arrangements during the years ended December 31, 1995 and 1996, respectively. As of December 31, 1995 and 1996 accounts receivable with outstanding balances of approximately $5,391,000 and $6,100,000, respectively, were held by the banks.

       STOCKHOLDERS' AGREEMENT

       The Company and its stockholders have entered into an agreement which provides, in part, (i) for the accrual and payment of an annual dividend equal to 10% of the net income of the Company (after taxes) which accrues and is payable commencing upon the death, disability, or incapacity of Jonathan Miller or Matthew Miller, (ii) effective joint control of the Company by Jonathan Miller and Matthew Miller, and (iii) restrictions on the transfer of any of the Company's stock. The dividend provision set forth in the stockholders' agreement suspends the payment of such dividends to the extent such payment would result in the breach or violation of the terms, conditions, or covenants of the Company's financing arrangements.



                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(12)   GEOGRAPHIC INFORMATION

       The Company and its subsidiaries are primarily engaged in the manufacture and sale of various types of industrial and consumer wet/dry vacuum cleaners. The Company and subsidiaries operate in various geographic areas as indicated by the following (dollars in thousands):

                                                           Europe,
                                                       principally
                                                           France,
                                                          Germany,
                                                      Ireland, and
                                           United       the United                        Elimin-       Consoli-
                                           States          Kingdom          Other          ations          dated
================================================================================================================
Year ended December 31, 1994:
    Total sales                          $157,412           85,157         24,674         (16,400)       250,843
    Operating profit (loss)                19,418            6,879            (15)             --         26,282
    Identifiable assets,
       December 31, 1994                   80,860           42,679          7,528              --        131,067
Year ended December 31, 1995:
    Total sales                           144,459           77,820         22,982         (13,938)       231,323
    Operating profit                       14,458            1,627            185              --         16,270
    Identifiable assets,
       December 31, 1995                   71,203           38,042          7,206              --        116,451
Year ended December 31, 1996:
    Total sales                           132,929           73,803         22,222         (14,915)       214,039
    Operating profit (loss)                17,144           (2,547)           428              --         15,025
    Identifiable assets,
       December 31, 1996                   81,555           36,579          7,946              --        126,080
================================================================================================================

       Sales between geographic areas are made at the cost of producing the items plus a profit margin. Operating profit is total operating revenue less operating expenses. Interest, other nonoperating income and expenses and income taxes are not considered in computing operating profit. Identifiable assets are those assets identified with the operations in each geographic area. Identifiable assets exclude the net assets of discontinued operations.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(13)   BUSINESS AND CREDIT CONCENTRATIONS

       Most of the Company's customers are in the consumer products retail industry. Approximately 15%, 14% and 13% of net sales for the years ended December 31, 1994, 1995, and 1996, respectively, were with one customer. The Company's ten largest customers accounted for approximately 46%, 49% and 56% of the Company's net sales for 1994, 1995, and 1996, respectively, and approximately 44% and 61% of the Company's accounts receivable balances at December 31, 1995 and 1996, respectively.

(14)   FOREIGN GOVERNMENT GRANTS

       Under various agreements between one of the Company's foreign subsidiaries and the industrial development authority of a foreign government, the foreign subsidiary has received, upon satisfaction of certain conditions, grants from the foreign government amounting to approximately 45% of the cost of acquiring certain capital assets. In accordance with the grant agreements, the foreign subsidiary is required to maintain retained earnings in the amount of $3.8 million that may not be distributed as dividends for a period of 10 years from the date of the grant agreements. The foreign government may revoke the grants and require repayment of grants received by the foreign subsidiary if the foreign subsidiary violates any of the various grant agreements' provisions. Violation of the agreements would occur if, among other things, the foreign subsidiary changes the nature of its operations, ceases to operate, stops paying its liabilities, or becomes bankrupt. The foreign subsidiary believes it is in compliance with the provisions of the agreements. The foreign subsidiary's contingent liability for the repayment of grants received terminates 10 years from receipt of the grant amounts and amounted to $3.6 million at December 31, 1996. This contingent liability expires in varying amounts (ranging from $163,000 to $868,000 annually) beginning in 1997 and ending in 2004.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(15)   RESTRUCTURING CHARGES

       During 1996 the Company terminated the manufacture of steam cleaners at its facility in France and has consolidated all of its European manufacturing activities, including the production of steam cleaners, into its facility in Ireland. In connection with the foregoing consolidation, the Company incurred a pre-tax charge in the third quarter of 1996 of approximately $1.5 million to cover severance, lease termination payments, shut-down, and related expenses. The Company is also terminating its distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain. In connection with such termination, the Company incurred a pre-tax charge in the third quarter of 1996 of approximately $3.2 million to cover severance, lease termination payments, shut-down and related expenses. Although the Company expects that the termination of these distribution operations will negatively impact sales in the near-term, the Company expects to continue sales to its major customers in these markets. In addition, the Company recorded charges of approximately $700,000 related to accounts receivable and general and administrative expenses and $600,000 related to inventories at these locations. These amounts are recorded in selling, general and administrative expenses, and cost of sales, respectively.

       The restructuring charges include approximately $1.8 million for severance and termination benefits for substantially all employees of the Company's steam cleaner manufacturing operations and the Company's distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain. Approximately 70 employees will be terminated as a result of this restructuring.

       The restructuring charges also include charges of approximately $500,000 to recognize the reduction in value of leasehold improvements at leased locations which are being abandoned as a result of the shut-down of the steam cleaner and distribution operations. Additionally, a loss of $1.0 million is included in the restructuring charges which recognizes the decline in value to zero of goodwill associated with the Company's Netherlands distribution operation, which will shut down as part of the restructuring.

       The remainder of the restructuring charges represents the accrual for lease terminations and other obligations at September 30, 1996. At December 31, 1996, approximately $1.7 million of cash had been paid with respect to the restructuring charges.

       The Company anticipates the liquidation of these operations to be completed by March 31, 1997.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(15)   CONTINUED

       Summarized information relating to the Company's distribution operations to be terminated are presented below for the years ended December 31, 1994, 1995, and 1996:

                                1994            1995           1996
--------------------------------------------------------------------
Net sales                     $23,759          21,335         13,602
Costs and expenses             24,645          22,857         15,644
Restructuring charges              --              --          3,212
--------------------------------------------------------------------

Loss from operations          $  (886)         (1,522)        (5,254)
====================================================================

       Sales by the Company's French steam cleaner facility are principally intercompany.


(16)   DISCONTINUED OPERATIONS

       During the early part of 1995, the Company was in the process of negotiating the restructuring and refinancing of the existing debt. Based upon negotiations with the lenders and a comprehensive product strategy and planning strategy review, it was decided to dispose of a major subsidiary and related product lines. As a result, the Company adopted a formal plan of disposal and engaged an investment banking firm to sell its McCulloch Corporation subsidiary and other related assets worldwide. Subsequently, the Company entered into an agreement in October 1995 with a buyer to sell all of the McCulloch operations which sale was completed on November 1, 1995. Furthermore, the agreement to sell McCulloch required the Company to distribute McCulloch products in certain European locations through December 31, 1996. The Company was obligated to use the net proceeds from the sale of the operations to reduce debt.


                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(16)   CONTINUED

       The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated financial statements to separately identify them as net current assets related to discontinued operations. These net assets consist of net working capital, net property, plant and equipment, other assets, and intangible assets, less related liabilities, as follows as of December 31, 1995 and 1996 (dollars in thousands):


                                                       December 31,
                                                     ----------------
                                                       1995     1996
---------------------------------------------------------------------
Current assets:
    Accounts receivable                              $ 8,734    5,472
    Inventory                                          9,223       84
    Prepaid expenses                                   1,072       --
---------------------------------------------------------------------
Net current assets of discontinued operations        $19,029    5,556
=====================================================================

       The disposal of the McCulloch operations has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations. Sales and related costs of the European distribution arrangement are included in discontinued operations and inventory and receivables related to the distribution agreement are included with net current assets of discontinued operations. Summarized information relating to the McCulloch operations for the year ended December 31, 1994 and the ten months ended October 31, 1995 are as follows (dollars in thousands):

                                   1994          1995
-------------------------------------------------------
Net sales                        $247,160       267,123
Costs and expenses                252,880       277,838
-------------------------------------------------------

Loss before income taxes           (5,720)      (10,715)
Income tax (benefit)               (1,195)          (76)
-------------------------------------------------------

Net loss                         $ (4,525)      (10,639)
=======================================================



                                                                     (Continued)

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(16)   CONTINUED

       In 1995 the Company recorded a loss on disposition of the net assets of discontinued operations of $120.3 million, net of a tax benefit of $0.5 million, which was recorded in the fourth quarter of 1995. The loss on disposal represents the net book value of the operations being disposed of less the proceeds received of $30 million in November 1995. Further, the loss includes charges, amounting to $19.6 million for reduction in the number of employees as a result of the sale, consolidation of certain offices and leased facilities, disposition of certain assets, estimated losses on existing contractual arrangements, estimated losses on European distribution of McCulloch products through December 31, 1996 and certain other charges resulting from the McCulloch disposition, such as certain indemnity obligations arising in connection with the McCullloch disposition, including, but not limited to, indemnification of the purchaser of McCulloch with respect to certain potential environmental, lease, product and workers' compensation liabilities. Through December 31, 1996 approximately $5.6 million of cash had been paid with respect to those items. The Company anticipates that cash payments of approximately $10 million remain to be paid over the next five years, approximately one-half of which are anticipated to be paid by December 31, 1997.

================================================================================

                                   SCHEDULE II

                      SHOP VAC CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

            COLUMN A                       COLUMN B      COLUMN C    COLUMN D      COLUMN E
            --------                       --------      --------    --------      --------
                                          BALANCE AT     ADDITIONS                BALANCE AT
                                           BEGINNING     COSTS AND                  CLOSE OF
           DESCRIPTION                     OF PERIOD      EXPENSES   DEDUCTIONS     PERIOD
           -----------                    ----------     ---------   ----------   ----------
1994
ALLOWANCE FOR DOUBTFUL ACCOUNTS..              1,859           336         362         1,833
1995
ALLOWANCE FOR DOUBTFUL ACCOUNTS..              1,833           129         237         1,725
1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS..              1,725           742         614         1,853

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company, their respective ages as of December 31, 1996 and their respective current positions with the Company are set forth below:

          NAME                AGE                       POSITION
          ----                ---                       --------
Jonathan Miller...........     48      Chairman of the Board, Chief Executive Officer and
                                       President, North American Group

Matthew Miller............     43      Vice Chairman of the Board and President, European
                                       Group

W. Earl Stogner...........     56      Executive Vice President & Chief Financial Officer
                                       and Director

    The terms of office for all of the above officers and directors are until their successors are chosen and qualified.

    Jonathan Miller joined Craftool Company in 1970 as Vice President. Upon Craftool's merger with the Company, Mr. Miller served as Vice President of Manufacturing and Engineering until 1981, at which time he was appointed President of the Shop Vac North American Group. In 1992, Mr. Miller was elected Chairman of the Board of Directors of the Company. Mr. Miller is the son of Martin Miller, the founder of the Company and is the brother of Matthew Miller. Mr. Miller holds a degree in economics from Rutgers University.

    Matthew Miller joined the Company in 1975 as director of sales and marketing. In 1981, he was appointed to his current position of President of the Shop Vac European Group. Mr. Miller is the son of Martin Miller, the founder of the Company and the brother of Jonathan Miller. Mr. Miller holds an undergraduate degree from Dickinson College and a masters degree from Oxford University.

    W. Earl Stogner joined the Company in 1989 as Vice President and Chief Financial Officer and was promoted to Executive Vice President and was appointed to the Board of Directors in 1990. Prior to joining the Company, Mr. Stogner served as Vice President -- Administration and Control for Chicago Pacific Corp. from 1986 to 1989 and as Vice President -- Finance of Pennsylvania House (a division of General Mills, Inc.) from 1972 to 1986. Mr. Stogner holds a degree in business administration and accounting from King's College.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid for the fiscal years ended December 31, 1994, 1995, and 1996 to each of the persons who are the most highly compensated executive officers of the Company.

                                                                         ANNUAL COMPENSATION
                                              -----------------------------------------------------------------------
                                                                                  OTHER ANNUAL             ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR            SALARY             COMPENSATION(1)(2)      COMPENSATION
---------------------------                   ----           --------            ------------------      ------------
Jonathan Miller...........................    1996           $164,717               $11,952                $ 1,392(3)
    Chairman of the Board, Chief              1995            343,637                11,951                 11,517
    Executive Officer and President,          1994            900,000                35,527                 41,892
    North American Group

Matthew Miller............................    1996           $187,888                    --                $ 1,392(3)
    Vice Chairman of the Board                1995            355,911                    --                  7,396
    and President, European Group             1994            878,019                    --                 25,406

W. Earl Stogner...........................    1996           $675,000               $ 9,538                $ 2,367(3)
    Executive Vice President                  1995            675,000                 9,313                  8,986
    and Chief Financial Officer               1994            675,000                 9,573                 31,767

(1) The above listed executives are participants in the Shop Vac Corporation Pension Plan, a defined benefit pension plan. This plan provides an annual benefit based upon the employee's average compensation for his or her highest five consecutive years of compensation and the number of years' service to the Company. The table below sets forth the estimated annual benefit payable based on the indicated final average compensation and years of service, assuming retirement at age 65:


                                                                        YEARS OF SERVICE
                                       ----------------------------------------------------------------------------
REMUNERATION                              5              10         15        20        25         30          35
------------                           -------        -------    -------   -------   -------    -------     -------
$100,000..........................     $15,625        $31,250    $46,875   $46,875   $46,875    $46,875     $46,875
125,000...........................      20,000         40,000     60,000    60,000    60,000     60,000      60,000
150,000 and above.................      24,375         48,750     73,125    73,125    73,125     73,125      73,125

      The compensation covered by the pension plan consists of base salary and bonus, if any, paid during each plan year. The covered compensation and credited years of service, as of December 31, 1995 for each of the officers named in the Executive Compensation table above were as follows:
      Jonathan Miller - $150,000, 26 years; Matthew Miller - $150,000, 21 years;
      W. Earl Stogner - $150,000, 8 years. Retirement benefits under the plan are calculated on the basis of a life annuity, 10 year certain.

(2) Comprised of amounts reimbursed to Jonathan Miller and W. Earl Stogner in connection with taxes paid by them with respect to the value of the personal use portion of Company-provided vehicles.

(3) Comprised of (i) in the case of Jonathan and Matthew Miller, a $1,392 term life insurance premium and (ii) in the case of W. Earl Stogner, employer matching contributions totalling $975 in 1996 to the Shop Vac Employee Savings Plan and a $1,392 term life insurance premium.

      Jonathan Miller, Matthew Miller and W. Earl Stogner constitute the Company's compensation committee and participated in all deliberations of the Company's board of directors during the year ended December 31, 1996 concerning executive officer compensation.

OTHER ARRANGEMENTS

    Pursuant to employment agreements between the Company and each of Jonathan Miller and Matthew Miller, the Company has agreed to pay each of them (i) a base salary at the rate of $350,000 per annum and (ii) commencing in calendar year 1997 and for each successive calendar year thereafter, incentive compensation of $400,000 for any calendar year if with respect to each year, the Company generates actual earnings before interest and taxes ("EBIT") that equal or exceed 90% of the Company's budgeted EBIT for such year or amounts of less than $400,000 for a given calendar year if the Company achieves certain lower EBIT thresholds for such year. In addition to the foregoing, the Company may increase such base salaries, based on merit review, taking into account performance, the employee's responsibilities and increased cost of living, and/or pay additional discretionary bonus compensation, at the discretion of the Company's independent directors. In exchange for such compensation, (i) Jonathan Miller has agreed to serve as Chairman of the Company's Board of Directors, President of the Company's North American Group and Chief Executive Officer of the Company for a three year evergreen term, and (ii) Matthew Miller has agreed to serve as Vice Chairman of the Company's Board of Directors and President of the Company's European Group for a three-year evergreen term. Under the terms of the agreement, if either Jonathan or Matthew Miller is terminated without cause or resigns with good reason, he is entitled to receive continued insurance coverage for the following three years and (at his option) either (i) the greater of (a) continued salary for the next three years, plus bonuses in each such year equal to the bonus paid to him in the year immediately prior to the year in which his employment was terminated or (b) $750,000 or (ii) a lump-sum payment equal to the present value of the payments described in clause (i). Each of Jonathan Miller and Matthew Miller is also entitled to receive such severance if his employment is terminated as a consequence of a change of control of the Company; however, if such termination occurs in connection with or as a consequence of a change of control occurring upon or following the exercise by the holders of the Company's senior secured notes of their rights to the Millers' stock as a result of a default under the Indenture and the subsequent foreclosure on the collateral, each of Jonathan Miller and Matthew Miller have agreed that any and all payments due to them pursuant to their respective employment agreements with respect to such termination will be subordinated to the full payment of all sums due under the senior secured notes.

    Pursuant to the terms of an employment agreement between the Company and W. Earl Stogner, the Company has agreed to pay to Mr. Stogner a base salary at the rate of $675,000 per annum, plus a discretionary bonus determined by the Company's Board of Directors in its sole discretion. In exchange for such compensation, Mr. Stogner has agreed to serve as a Director, Executive Vice President and Chief Financial Officer of the Company for a three-year evergreen term. Under the terms of the agreement, if Mr. Stogner is terminated without cause or resigns with good reason, he is entitled to receive continued insurance coverage for the following three years and (at his option) either (i) continued salary for the next three years, plus bonuses in each such year equal to the bonus paid to him in the year immediately prior to the year in which his employment was terminated or (ii) a lump-sum payment equal to the present value of the payments described in clause (i). Mr. Stogner is also entitled to receive such severance upon a change of control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of February 28, 1997 with respect to beneficial ownership of shares of the Common Stock by each person known to own 5% or more of the Common Stock, by each Director, by each executive officer named in the Summary Compensation Table and by all Directors and executive officers as a group. The beneficial owners have sole voting and investment power as to all such shares.

NAME AND ADDRESS OF BENEFICIAL OWNER           NUMBER OF SHARES BENEFICIALLY OWNED       PERCENTAGE OF OUTSTANDING
------------------------------------           -----------------------------------       -------------------------
                                            CLASS A VOTING        CLASS B NON-VOTING
                                            --------------        ------------------
Jonathan Miller......................          3,250(1)              325,000(1)                      50%
Shop Vac Corporation
2323 Reach Road
Williamsport, PA  17701

Matthew Miller ......................          3,250(2)              325,000(2)                      50%
Goblin Limited
Don Pedro Avenue
Normanton Industrial Estate
West Yorkshire WF6 1TT

(1) Includes 1,197 shares of Class A and 325,000 shares of Class B owned by the Jonathan Miller Family Limited Partnership.

(2) Includes 1,197 shares of Class A and 325,000 shares of Class B owned by the Matthew Miller Family Limited Partnership and the Matthew Miller 1984 Children's Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company currently leases a sales/administration/distribution facility in Normanton, England from New Yorkshire Limited, an entity controlled by Jonathan and Matthew Miller. Annual rent under this lease for 1996 was $340,000 which was comparable to annual rent paid for similar facilities in arms-length transactions in the local market. The Company has also guaranteed up to approximately $800,000 of indebtedness incurred by New Yorkshire Limited from Midland Bank plc ("Midland") in connection with the acquisition of the Normanton facility.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)  Financial Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 1995 and 1996

           Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996

           Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

           Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for Shop-Vac Corporation and subsidiaries is included herein:

           II Valuation and Qualifying Accounts - years ended December 31, 1994, 1995 and 1996

           All other schedules are omitted as they are not applicable.

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the period ended December 31, 1996

(c) The exhibits filed in response to Item 601 of Regulation S-K are as follows:


Exhibit No.         Description

3.1*                Certificate of Incorporation, as amended, of Shop Vac
                    Corporation

3.2*                By-Laws of Shop Vac Corporation.

4.1* Indenture, dated as of October 1, 1996, between Shop Vac Corporation and Marine Midland Bank, as trustee, relating to $100,000,000 aggregate principal amount of 10 5/8% Senior Secured Notes due 2003.

4.2* Registration Rights Agreement, dated as of October 1, 1996, between Shop Vac Corporation, Lehman Brothers and First Union Capital Markets Corp.

4.3* Specimen Certificate of 10 5/8% Senior Secured Notes due 2003 (the "Private Notes") (included in Exhibit 4.1 hereto).

4.4* Specimen Certificate of 10 5/8% Senior Secured Notes due 2003 (the "Exchange Notes") (included in Exhibit 4.1 hereto).

10.1* Credit Agreement, dated as of October 1, 1996, between Shop Vac Corporation, Felchar Manufacturing Corporation and First Union National Bank of North Carolina with respect to a $25,000,000 revolving credit facility.

10.2* Pledge Agreement, dated as of October 1, 1996, by Jonathan Miller, Matthew Miller, the Jonathan Miller Family Limited Partnership, the Matthew Miller Family Limited Partnership and the Matthew Miller 1984 Children's Trust in favor of Marine Midland Bank.

10.3* Purchase Agreement, dated as of September 25, 1996, between Shop Vac Corporation, Lehman Brothers and First Union Capital Markets Corp.

10.4* Shareholders Agreement dated July 21, 1987 by and among Shop Vac Corporation, Martin Miller, as trustee, Jonathan Miller, individually and as a trustee, and Matthew Miller, individually and as a trustee, as amended by Amendment to Shareholders Agreement dated August 1, 1991.

10.5* Employment Agreement dated March 14, 1996 with respect to Jonathan Miller, as amended by a First Amendment dated September 25, 1996.

10.6* Employment Agreement dated March 14, 1996 with respect to Matthew Miller, as amended by a First Amendment dated September 25, 1996.

10.7*               Employment Agreement dated March 14, 1996 with respect to W.
                    Earl Stogner

10.8 Settlement Agreement between District 65 Pension Plan and Shop Vac Corporation dated September 23, 1996. (Page 50)

10.9* Stock Purchase Agreement dated October 22, 1995 by and among Beaver Acquisition Corporation and Shop Vac Corporation, and Amendment No. 1 to the Stock Purchase Agreement dated November 1, 1995.

12.1                Statement of Computation of Ratio of Earnings to Fixed
                    Charges. (Page 85)

21.1*               Subsidiaries of Shop Vac Corporation.

25.1* Statement of Eligibility and Qualification (Form T-1) under the Trust Indenture Act of 1939 of Marine Midland Bank.

27.1                Financial Data Schedule. (Page 86)

99.1* Form of Letter of Transmittal and related documents to be used in conjunction with the Exchange Offer

99.2*               Forms of Notices of Guaranteed Delivery.

-------------

* Previously filed with the Registrant's Form S-4 Registration Statement dated January 28, 1997 and incorporated herein by reference.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHOP VAC CORPORATION


                                    By      /s/ Jonathan Miller
                                       -----------------------------------
                                               JONATHAN MILLER
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  March 21, 1997

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of March 1997.


        SIGNATURE                                TITLE
  /s/ Jonathan Miller
--------------------------    President and Chief Executive Officer and Director
     JONATHAN MILLER          (Principal Executive Officer)

 /s/ W. Earl Stogner
---------------------------    Executive Vice President and Chief Financial
     W. EARL STOGNER           Officer and Director (Principal Financial Officer
                               and Principal Accounting Officer)

 /s/  Matthew Miller
---------------------------    President of the European Group and Director
      MATTHEW MILLER

                              SETTLEMENT AGREEMENT

         This settlement agreement (the "Agreement") is made as of September 23, 1996 by and between the Board of Trustees of the District 65 Pension Plan (the "Plan") and Shop-Vac Corporation (the "Company") and all of the trades or businesses under common control with the company as the term "common control" is used in Section 4001(b) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and Section 414(b) and (c) of the Internal Revenue Code of 1986, as amended (the "Code'$") to the extent they are jointly and severally liable to the Plan for the Company's minimum funding and/or withdrawal liability under ERISA and/or the code and are under "common control" with the Company as of the date of this Agreement (collectively, the "Employer")).

         WHEREAS, the Plan alleges that Employer owes the Plan withdrawal liability, mass withdrawal liability and a share of the Plan's minimum funding deficiency for plan years ending on or before January 31, 1995;

         WHEREAS, the Employer contests the Plan's allegations of such liabilities in material respects; and

         WHEREAS, the Plan and Employer wish to fully settle and satisfy all claims they may have against each other in connection with the Company's participation in and termination of participation from the Plan;

         NOW, THEREFORE, in consideration of the covenants and conditions set forth herein, the parties,-intending to be legally bound, agree as follows:

         1. The Employer's obligation for withdrawal liability, mass withdrawal liability and a share of the Plan's minimum funding deficiency ("Minimum Funding Deficiency") shall be satisfied by payment of either a lump sum as set forth in paragraph 2, installment payments as set forth in paragraph 3, a combination thereof as set forth in paragraph 4 or a hardship settlement pursuant to paragraph 8, but each of these alternatives is subject to Employer's right to challenge and receive an adjustment in withdrawal liability and Minimum Funding Deficiency obligations pursuant to paragraphs 6 and 7. The calculation of the Employer's withdrawal liability and Minimum Funding Deficiency under this Agreement shall be made in accordance with the provisions of this Agreement and, to the extent not inconsistent herewith, the provisions of the Final Settlement Term Sheet or, if applicable, the Special Settlement Term Sheet. \On or before September 6, 1996, the

Plan will send Employer the Agreement executed by the Plan, Exhibits A and B, Company's contribution history, an immunization schedule, and the Allocation of Total Funding Deficiency to Delinquent and Insufficient Contributions. The terms set forth in Exhibit B are as defined herein and in the Settlement Term Sheet. The Employer shall complete and execute the Agreement, and return it to the Plan together with a completed Exhibit A so that they are received by the Plan on or before September 23, 1996. If an otherwise executed Agreement is returned to the Plan without completion of Exhibit A, the Employer will be deemed to have chosen the Twenty-Year Payment Option described in paragraph 3.

         2. Lump Sum Option. The Employer may fully and completely satisfy its withdrawal liability, mass withdrawal liability, and Minimum Funding Deficiency obligations by making a single, lump sum payment to the Plan in the amount set forth on the final line of section A on Exhibit B. Such lump sum payment shall be received by the Plan on or before September 23, 1996. Exhibit B sets forth the manner in which these sums were calculated, including the applicable assumptions.

         3. Twenty Year Payment Option. The Employer may fully and completely satisfy its withdrawal liability, mass withdrawal liability and Minimum Funding Deficiency obligations by making quarterly installment payments over twenty years. The interest rate charged to Employers that choose to pay their liability over twenty years shall be 8% compounded annually. The quarterly payments shall be in the amount set forth on line B8 of Exhibit B. Exhibit B sets forth the manner in which these sums were calculated, including the applicable assumptions. The first quarterly payment under the Twenty Year Payment option shall be received by the Plan on or before September 23, 1996. Subsequent quarterly payments shall be received by the Plan on or before each December 15, March 15, June 15 and September 15 until Employer has satisfied its obligation hereunder.

         4. Modified Installment/Partial Lump Sum Payment Option. The Employer may fully and completely satisfy its withdrawal liability, mass withdrawal liability, and Minimum Funding Deficiency obligations by making quarterly payments for a period of less than twenty (20) years, or by paying its withdrawal liability in a partial lump sum with the remainder of that liability and the Minimum Funding Deficiency paid off in twenty (20) years or less, calculated in accordance with Section C of Exhibit B. The interest rate charged to Employers that choose to satisfy their obligations in installments for a period of less than twenty

(20) years shall be 8% compounded annually. If the Employer intends to satisfy its obligations as provided in this paragraph 4, the Employer shall state on Exhibit A the amount it intends to pay in a partial lump sum, if any, and the number of quarterly payments it intends to make to satisfy its obligations. The Employer shall return the completed Exhibit A to the Plan by telecopy on or before September 23, 1996. The Plan will then complete the applicable parts of Section C of Exhibit B and return it to the Employer by telecopy, on or before September 30, 1996. The Employer may then choose to amend or revise its Exhibit A as set forth below; provided, however, that the Plan shall receive on or before September 23, 1996, the Employer's completed and executed Agreement, and, at a minimum, the first quarterly payment as calculated under the Twenty Year Payment Option. on or before September 30, 1996, the Plan will provide the Employer with information regarding alternative payment schedules as reasonably requested by the Employer and permitted under this Agreement, which shall be adjusted to reflect all payments previously made and indicate the amount of interest (for the period from September 23 through October 10, 1996, at 8% compounded annually) payable with respect to the differential between the payment made as of or immediately prior to September 23, 1996 and the amount that would have been payable on

September 23, 1993 had the Employer's Revised Exhibit A been in effect on that date. No later than October 10, 1996, the Employer may amend its Exhibit A. If the Employer does so, then no later than October 10, 1996, the Plan shall receive the revised Exhibit A together with the difference, if any, between the amount the Employer paid as of or immediately prior to September 23, 1996 and the amount that would have been payable on September 23, 1996 had the Employer's revised Exhibit A been in effect on that date, with interest at 8% compounded annually on that difference between the period from September 23, 1996 to October 10, 1996. Subsequent quarterly payments shall be received by the Plan on or before each December 15, March 15, June 15, or September 15 until the Employer has satisfied its obligations hereunder.

         5. Releases.

                  (a) Employer and its successors and assigns (collectively referred to hereinafter as the "EMPLOYER RELEASOR") (but none of the foregoing in their capacities as a participant or beneficiary of the Plan), in consideration of the Plan's obligations hereunder, unconditionally and forever releases and discharges the Plan, its present and former trustees, employees, agents, advisors, consultants, and service providers, and each of its (or their) heirs, agents, executors, administrators, successors and assigns

(collectively referred to hereinafter as the "PLAN RELEASEE"), from any and all disputes, controversies, suits, actions, causes of action, claims, assessments, demands, debts, sums of money, damages, judgments, liabilities and obligations of any kind whatsoever, upon any legal or equitable theory (whether contractual, common law, statutory, federal, state, local or otherwise), whether known or unknown which the EMPLOYER RELEASOR ever had, now has, or hereafter can, shall or may have, from the beginning of time to the date of this release, against the PLAN RELEASEE by reasons of any matter, cause or thing whatsoever relating in any way to Company's participation in, contributions to, or withdrawal from the Plan, including but not limited to the payment of withdrawal liability, mass withdrawal liability, minimum funding deficiencies, or payment of excise taxes. This release shall not prohibit Employer from asserting a challenge to the Plan's calculation of Employer's withdrawal liability and Minimum Funding Deficiency solely in the manner provided for and on the grounds set forth in paragraphs 6 and 7 of this Agreement, and further, shall not prohibit Employer from asserting a claim for a hardship settlement pursuant to, and in accordance with, paragraph 8 of this Agreement. This paragraph 5 shall not prohibit Employer from maintaining any action to enforce the terms of this Agreement or contesting with the Internal Revenue Service any assessment on the Employer of excise taxes.

                  (b) The Plan and each of its trustees, employees, agents, successors and assigns (collectively referred to hereinafter as the "PLAN RELEASOR"), in consideration of Employer's obligations hereunder, unconditionally and forever releases and discharges Employer, its present and former shareholders, partners, officers, directors, employees, agents, owners (but none of the foregoing in their capacity as a participant or beneficiary of the Plan), and each of its (or their) heirs, agents, executors, administrators, successors and assigns (collectively referred to hereinafter as the "EMPLOYER RELEASEE"), from any and all disputes, controversies, suits, actions, causes of action, claims, assessments, demands, debts, sums of money, damages, judgments, liabilities and obligations of any kind whatsoever, upon any legal or equitable theory (whether contractual, common law, statutory, federal, state, local or otherwise, whether known or unknown which the PLAN RELEASOR ever had, now has, or hereafter can, shall or may have, from the beginning of times to the date of this release, against the EMPLOYER RELEASEES by reasons of any matter, cause or thing whatsoever, relating in any way to Company's participation in, contributions to, or withdrawal from the Plan, including but not limited to any claim for "redetermination liability" or "reallocation liability" as those terms are defined in 29 C.F.R. Section 2640.7 and interests on any amounts. This release shall not prohibit the Plan from maintaining any action to enforce the terms of this Agreement. Notwithstanding the foregoing, this release shall not apply to any person or entity included within the definition of Employer under this Agreement if they assert that they are not bound by this Agreement; provided, however this shall not vitiate the applicability of this release to all other persons or entities within definition of Employer under this Agreement.

               (c) To the extent that the Employer complies with its obligations under this Agreement, the Plan shall not seek payment from any trades or businesses that were under "common control" with the Company with respect to the liabilities arising from the Company's participation in, contributions to, or withdrawal from the Plan, as the term "common control" is defined in Section 4001(b) of ERISA and 414(b) and (c) of the Code, which are jointly and severally liable for minimum funding and/or withdrawal liability (or related liabilities) under ERISA or the Code, but which are not included in the definition of Employer in this Agreement.

         6. Employers's Right to Challenge the Plan's Withdrawal Liability and Minimum Funding Deficiency Calculation

                  (a) If on or before July 3, 1996, Employer had advised the Plan in writing of: (i) the Plan's record of the Company's contribution history, for purposes of calculating withdrawal liability and minimum Funding Deficiency, that Employer contends is erroneous, and (ii) Employer's position as to the Company's correct contribution history, and if Employer also had submitted credible evidence in support of (i) and (ii) including, but not limited to, canceled checks, payroll records, remittance reports, agreements, correspondence, memoranda and/or other documents or evidence, Employer may challenge the Plan's calculations of Employer's withdrawal liability and Minimum Funding Deficiency obligation in accordance with subparagraphs 6(b) and (d) hereof. The July 3, 1996 submission deadline is extended to August 20, 1996 for employers who did not receive notice of a submission deadline prior to their receipt of the Final Settlement Term Sheet or the Special Settlement Term Sheet. If Employer did not timely challenge its contribution history in the manner provided for in this paragraph 6, Employer shall be deemed to have waived and released any claims or defenses relating to Company's contribution history; provided, however, that nothing in this paragraph shall be construed as preventing

Employer, if it otherwise timely submitted a contribution history challenge in accord with this paragraph 6(a), from submitting to the Plan additional evidence which must have been received by the Plan on or before August 8, 1996; and provided, further however, that Employer shall not be prohibited from challenging the results of any payroll audit(s), which audit results were not included in the contribution history the Plan provided to Employer before July 3, 1996 (or August 20, 1996 if applicable), and which are included on Exhibit B.

                  (b) If Employer has satisfied the requirements of paragraph 6(a), Employer may challenge the Plan's calculation of Employer's withdrawal liability and Minimum Funding Deficiency only on the basis of Employer asserting that the Plan used an incorrect contribution history for Company to calculate these liabilities. Employer challenges to the Plan's record of the Company's contribution history may include challenges relating to the amount the Company was obligated to contribute, the number of employees for whom Company was obligated to contribute to the Plan ("covered employees"), the rate of contributions due on behalf of covered employees, the amount of earnings of covered employees upon which contributions to the Plan were required, the duration of the obligation to contribute to the Plan, the effective date of a withdrawal, the commencement of contributions for covered employees, the classifications for which contributions were required and sale of assets issues arising under
Section 4204 Of ERISA. Exhibit B shall reflect the Plan's final determination of Employer's challenge to the Plan's data of the Company's contribution history.

                  (c) If Employer has challenged in writing, as provided in paragraph 6(a), the Plan's record of the Company's contribution history, the Plan shall be required to respond to Employer as to the Plan's determination of such challenge on or before September 6, 1996 unless the Employer and the Plan have agreed to a later date.

                  (d) If Employer has challenged any calculation error in the Company's contribution history in accordance with this paragraph and disputes the Plan's decision in response to the Employer's contribution history challenge, Employer may pursue its claim only by commencing binding arbitration against the Plan on or before the later of (i) October 10, 1996 or (ii) within twenty (20) calendar days after receiving the Plan's response to the Employer's challenge as provided in paragraph 6(c). Employer may commence arbitration by notifying the Plan in writing of its intent to arbitrate. Arbitration shall be conducted in accordance with the rules set forth in paragraph 9(a) of this Agreement. In such arbitration, Employer has the burden of proving a calculation error by the Plan, and the presumption established in Section 4221(a)(3) of ERISA shall not apply. Unless otherwise agreed by the Plan and the Employer, during the period between the date the first payment is due under this Agreement and the date of the arbitrator's final award (the "Interim Period"), the Employer shall pay the Plan in accordance with the calculations set forth in Exhibit B. If it is determined that the Plan incorrectly calculated the Employer's liability under this Agreement, and the Employer overpaid the Plan during the Interim Period, the amounts due to the Plan hereunder shall be adjusted accordingly, and any amounts paid to the Plan in excess of that which otherwise should have been due under the corrected calculation shall be credited to Employer, with interest at an annual rate of
8.0 percent (the "Credit"). The Credit shall be applied against the next payment due under this Agreement, until the Credit is exhausted. If Employer has satisfied its obligations pursuant to paragraph 2 of this Agreement, the Plan shall refund to Employer a payment in the amount of the Credit, based on the arbitrator's final decision, such amount to be paid within fifteen (15) days of the receipt of such decision by the Plan.

         7. Mass Withdrawal. The Employer may assert that it is not part of the mass withdrawal (as defined in 29)

C.F.R. Section 2640.7) only if it advised the Plan in writing of its assertion and provided to the Plan credible evidence of its position on or before July 3, 1996. The July 3, 1996 submission deadline is extended to August 20, 1996 for Employers who did not receive notice of a submission deadline prior to their receipt of the Final Settlement Term Sheet or the Special Settlement Term Sheet. If the Employer otherwise provides timely notice under this Paragraph, the Employer shall be permitted to submit additional evidence in support of its assertion that it was not part of the mass withdrawal. Such additional evidence must have been received by the Plan by August 8, 1996. Exhibit B shall reflect the Plan's final determination of Employer's claim that it is not part of the mass withdrawal. If subsequent to the effective date of this Agreement the Employer continues to dispute whether it is part of the mass withdrawal, and Employer has satisfied the requirements of this paragraph, Employer may challenge the Plan's position by commencing arbitration against the Plan by notifying the Plan in writing of its intent to arbitrate on or before October 10, 1996 or within twenty (20) calendar days after receiving the Plan's response to the Employer's challenge, whichever is later. Arbitration shall be conducted in accordance with the rules set forth in paragraph 9(a) of this Agreement. If it is determined by agreement between the parties or a decision by the arbitrator that Employer is not part of the mass withdrawal, Employer's withdrawal liability shall be reduced in accordance with the provisions of Sections 4209(a) and 4219(c)(1)(B) of ERISA, the payments due as described in Exhibit B shall be adjusted accordingly, and Employer shall receive a credit for any amounts paid to the Plan in excess of that which otherwise should have been due under the revised withdrawal liability calculation with interest at the annual rate of 8% (the "Mass Withdrawal Credit"). The Mass Withdrawal Credit shall be applied against the next payment due under this Agreement, until the Mass Withdrawal Credit is exhausted. If Employer has satisfied it obligation pursuant to paragraph 2 of this Agreement, the Plan shall refund to Employer a payment in the amount of the Mass Withdrawal Credit, based on the arbitrator's final decision, such amount to be paid within fifteen (15) days of receipt of such decision by the Plan.

         8. Hardship Settlements.

                  (a) Employer may obtain terms more favorable than those set forth in paragraphs 2, 3, or 4 of this Agreement if Employer qualifies for a hardship settlement and applies to the Plan for relief in the manner provided for herein. To apply for a hardship settlement, Employer must submit to the Plan
(i) an executed Agreement together with a payment equal to the greater of Employer's first payment under its proposed hardship settlement proposal or 110% of the quarterly Preliminary Payment Amount, on or before September 23, 1996 and (ii) a written explanation of the basis of the hardship settlement proposal on or before October 10, 1996. Upon written request by the Plan, Employer shall submit to the Plan financial information the Plan reasonably deems relevant to the hardship inquiry. Such information shall be kept confidential by the Plan pursuant to the provisions of paragraph 16 hereof. Employer's request for a hardship settlement shall be denied if it does not submit the foregoing information within thirty
(30) days of the Plan's request for information. If Employer is unable to provide the requested information within thirty (30) days, the Employer may submit to the Plan a written request for an extension of time (which request must be received within the thirty (30) day period), which request shall not be unreasonably denied by the Plan. The Employer may request in writing from the Plan relevant data concerning the Plan's record of the Company's contribution history which shall be provided by the Plan within sixty (60) days of the Employer's request.

                  (b) The general test for determining the Employer's entitlement to a hardship settlement is whether (a) the Employer will not be able to continue to operate absent such a settlement, or (b) the Employer will suffer a material diminution in or material impediment to its ability to operate if it is required to pay its withdrawal liability and minimum funding deficiency in accordance with paragraphs 2, 3, and 4 of this Agreement ("the paragraph 2, 3, and 4 payments"). Employers that as of the date of this Agreement are in bankruptcy or declare bankruptcy, or are not operating or are liquidating or winding down operations are not entitled to a hardship settlement. Various factors shall be considered in determining whether the Employer is entitled to a hardship settlement, including, but not limited to: (i) whether Employer is operating at an economic loss, (ii) whether employment at Employer has been reduced materially from prior levels, (iii) whether sales and profits of the business are depressed or are declining as compared to prior periods, (iv) whether the paragraph 2, 3, and 4 payments would violate Employer's bank loan covenants,(v) whether making the paragraph 2, 3, and 4 payments will materially diminish or impede employer's ability to compete including, without limitation, raising capital, hiring employees, or competitively pricing its products, (vi) the annual installment payments otherwise required under paragraph 3 hereof ("the paragraph 3 annual installment payments) as a percentage of the Employer's taxable income, (vii) the paragraph 3 annual installment payments as a percentage of the Employer's gross sales,

(viii) the paragraph 3 annual installment as a percentage of the Employer's payroll, or (ix) the total payment otherwise to be made pursuant to paragraph 3 hereof as a percentage of the net worth of the Employer. For not-for-profit employers, additional factors may be considered, including, but not limited to:
(i) the nature of, and restrictions on, funding provided to the organization by public and private sources or (ii) licensing, regulatory and accreditation requirements to which the Employer is subject.

                  (c) As soon as practical after the submission of a hardship request by Employer under paragraph 8(a), the parties shall meet in person or by telephone to attempt to settle an Employer's hardship request. If the parties cannot agree on whether Employer is entitled to a hardship settlement and the Plan determines that the Employer is not entitled to a hardship settlement, such dispute shall be resolved through binding final offer arbitration in which the arbitrator shall choose either Employer's proposal or the Plan's proposal. In the arbitration, the Plan's proposal shall be in an amount not greater than the payment amounts required under paragraphs 3 or 4 of this Agreement for installment payments and Employer's proposal shall be identical to the proposal submitted to the Plan pursuant to paragraph 8(a) of this Agreement. If the Plan determines that the Employer may be entitled to a hardship settlement but does not agree to Employer's proposal, then the Plan shall make a counterproposal and the Employer may, but is not required to, make a counterproposal; such counterproposal to be made within thirty (30) days of the Plan's counterproposal. The Plan has the right to accept the Employer's counterproposal, offer its own counterproposal, or give notice that its prior proposal was its final proposal. If the parties do not agree following the Plan's final proposal, either of the parties may submit the dispute to binding final offer arbitration in which the arbitrator shall choose either the Employer's final proposal or the Plan's final proposal. Final offer arbitration shall be conducted in accordance with the rules set forth in paragraph 9 of this Agreement. Either party may commence arbitration by providing the other party notice of its intent to arbitrate. Each party loses the right to arbitrate if neither party commences arbitration within thirty (30) days after the Plan has provided notice to Employer that it has made its final proposal. In the interim period between the date payments are due as provided for in paragraphs 2, 3, and 4 and the arbitrator's final award, Employer shall make payments to the Plan at the greater of Employer's final hardship settlement proposal or 110% of the quarterly Preliminary Payment Amount.

                  (d) If the Plan proposes in arbitration the amount set forth in paragraph 3 of this Agreement for installment payments and the arbitrator rejects Employer's request for a hardship settlement, the 110% (or 115% for Employers who were offered and accepted the Special settlement Term Sheet) rate used to calculate the Employer's adjusted withdrawal liability on Exhibit B shall be increased to 112% (or 117% for employers who were offered and accepted the Special Settlement Term Sheet) and the Immunization Schedule shall be revised accordingly.

                  (e) An interest rate of 8% per annum shall be charged to all payments that pursuant to the arbitration award should have been made during the pendency of the hardship settlement request and final arbitration decision.

                  (f) If the arbitrator determines that Employer did not have reasonable basis for claiming hardship, the arbitrator shall order that Employer pay the Plan interest at the rate of 1% per month (or part of a month) on all deficiencies, plus the Plan's reasonable costs and attorneys' fees expended in connection with the arbitration.

                  (g) If Employer's financial condition improves during the period in which it is obligated to pay the Plan under a hardship settlement so that it would not have a hardship (as that term is defined in paragraph 6(b) of this Agreement) in paying to the Plan future payments due after the date of Employer's improved financial condition (the "Improvement Date"), the Plan on fifteen (15) days written notice to Employer may terminate the hardship settlement (the "Termination Notice") and require Employer to pay all payments due after the Improvement Date in accordance with the original installment payment provision set forth in paragraph 3 of this Agreement. If the Employer provides the Plan appropriate written notice in accordance with paragraph 10 of this Agreement (the "Paragraph 10 Notice"), the Plan may provide Termination Notice to the Employer with respect to the changes provided by Employer in the Paragraph 10 Notice within one hundred twenty (120) days of the Plan's receipt of the Paragraph 10 Notice from Employer. This period may be extended by mutual agreement of the parties. If Employer disputes the Plan's termination of the hardship settlement, the dispute shall be subject to arbitration pursuant to paragraph 6(b) of this Agreement. If the Plan prevails in arbitration, the Employer shall be obligated to pay to the Plan installment payments in accordance with paragraph 3 of this Agreement for the period commencing on the Improvement Date and ending on the date provided for in paragraph 3. Employer shall pay interest at the rate of 8% per annum on all installments due from and after the Improvement Date.

         9. Arbitration.

                  (a) Any arbitration commenced pursuant to paragraphs 6 and 7 of this Agreement shall be conducted before one of the following arbitrators:

         Ralph Berger

         Bonnie S. Weinstock

         Ira Jaffe

         Requests for arbitration shall be assigned to the above individuals on a rotating basis. Arbitration commenced pursuant to paragraphs 6 and 7 of this Agreement shall be conducted pursuant to the American Arbitration Association's ("AAA") Multiemployer Pension Plan Arbitration Rules, although the AAA shall not be utilized as the administrator of the arbitration process.

                  (b) Any arbitration commenced pursuant to paragraphs 8 or 10 of this Agreement shall be conducted before one of the following arbitrators:

         Margaret Shaw

         Carol Wittenberg

         Philip Ross

         Requests for arbitration shall be assigned to the above-individuals on a rotating basis. Arbitration commenced pursuant to paragraphs 8 or 10 of this Agreement shall be conducted pursuant to the AAA's Commercial

Arbitration Rules, although the AAA shall not be utilized as the administrator of the arbitration process.

                  (c) Each time that a party seeks arbitration under this Agreement, the arbitrator who shall hear and decide the dispute between the parties shall be chosen on a rotating basis from the list of names set forth in subparagraphs (a) and (b), which correspond to the issue sought to be arbitrated. Such rotating assignments shall be made by the Plan in the order of the dates of the notice of intention to arbitrate. When there is more than one notice bearing the same date, the assignment shall be made in alphabetical order of the names of the companies involved.

                  (d) Each party shall bear its own costs in any arbitration commenced under this Agreement, unless otherwise determined by the arbitrator or provided for by paragraph 8(f) of this Agreement. Arbitration decisions hereunder shall be final and binding on the parties.

                  (e) Unless the Plan and Employer agree otherwise, the situs of arbitration hereunder shall be in New York, New York.

                  (f) If the arbitrators listed in paragraphs 9(a) or (b) are not available and the parties are unable to agree on an alternate arbitrator, the parties shall arbitrate their dispute before the AAA in New York, New York.

         10. Continuing Duty to Notify Plan.

                  (a) If Employer elects to satisfy its obligations to the Plan pursuant to paragraphs 3 or 4 of the Agreement or obtains a hardship settlement under paragraph 8 of the Agreement, to the extent possible, it shall notify the Plan, in writing, thirty (30) calendar days prior to material changes in its corporate structure or the sale of business or assets, which are reasonably likely to materially impact adversely its ability to comply with the Installment Payment Terms defined in this Agreement and immediately upon the occurrence of any other event which appears reasonably likely to result in a change in Employer's financial condition, when such occurrences may either (i) materially impact adversely Employer's ability to satisfy its obligations hereunder, or
(ii) if Employer has a hardship settlement (by agreement or arbitration award), materially improve Employer's financial condition.

                  (b) If the Plan reasonably determines that Employer is unable or will be unable to fully satisfy its obligations to comply fully with the Installment Payment Terms hereunder, including but not limited to obligations pursuant to a hardship settlement, if applicable, as a result of any factors set forth in paragraph 10(a), or as a result of the occurrence of a transaction the principle purpose of which is to evade or avoid liability under this

Agreement, the Plan shall notify the Employer in writing of its finding and may-accelerate payments required hereunder and require a lump sum payment to be made as soon as possible in an amount equal to the present value of the remaining payments due hereunder, using an 8% discount rate. If that lump sum payment is timely made, the amount due and owing shall be adjusted downward in accordance with the applicable Immunization Schedule. If the Plan has given an acceleration notice to Employer as provided herein, Employer has the right to demand arbitration before an arbitrator specified in paragraph 9(b) and selected in the manner provided therein. Upon the Employer's demand for arbitration, the Employer must post security in an amount reasonably acceptable to the Plan. If Employer fails to post security, the Plan has the right to seek injunctive relief in an appropriate court. The arbitrator's authority is limited to determining whether the Plan had the right to accelerate payment in accordance with the factors set forth in this Paragraph 10.

         11. Similarly Situated Employers. The Plan agrees that no former contributing employer shall receive settlement terms that are more favorable than those offered under this Agreement. The foregoing sentence does not apply to employers who are in bankruptcy, are not operating, or are liquidating or winding down operations pursuant to a plan of liquidation or have requested and received hardship settlements. This section also does not apply to a situation in which the Plan determines that an employer is unable to meet its obligations under this Agreement. This section shall not prohibit the Plan from requiring employers who did not execute the Final Settlement Term Sheet from providing additional consideration.

         12. Late Payments. If Employer fails to satisfy in a timely fashion any payment obligation hereunder Employer shall be charged interest on the overdue amount at the rate of 1% per month, or part of a month. If Employer fails to cure such delinquency within sixty (60) calendar days of the Plan sending written notice from the Plan of its delinquency, Employer's payment obligations hereunder shall become immediately due and owing. If the Plan commences litigation to collect such payment obligations and prevails, Employer shall become liable to the Plan for the remedies set forth in Section 502(g)(2) of ERISA.

         13. If conditions or circumstances arise subsequent to the execution of this Agreement which causes an Employer to be unable to satisfy its installment payment obligations under paragraph 3 or paragraph 4, the Employer must notify the Plan in writing of the basis for its inability to satisfy its obligations and its proposed revised schedule of payments. The Plan agrees to meet with the Employer to discuss its request for a revised payment schedule.

         14. Plan's Right to Void Agreement. The Plan has the right to void this Agreement if it does not receive this Agreement executed by the Employer with Employer's initial payment on or before September 23, 1996, if the Plan notifies Employer within fifteen (15) days of receiving Employer's initial payment.


         15. Notices. All notices hereunder shall be sent by confirmed facsimile or guaranteed overnight mail, with tracing capability, as follows:

           If to the Plan:

           District 65 Pension Plan
           c/o Glenn D. Shaffer
           President
           I.E. Shaffer & Co.
           830 Bear Tavern Road
           CN 01028
           West Trenton, New Jersey 08628-1019

           with a copy to:

           Ronald E. Richman, Esq.
           Chadbourne & Parke LLP
           30 Rockefeller Plaza
           New York, New York 10112
           and

           William T. Josem, Esq.
           Cleary & Josem LLP
           1420 Walnut Street, Suite 300
           Philadelphia, Pennsylvania 19102-4097

           If to Employer:

           with a copy to:


         Such notices shall be deemed given when received. Either party may change the names and addresses of the persons/entities to whom notice shall be given by written notice to the other.

         16. Confidentiality. The Plan agrees that any non-public information provided to it pursuant to paragraphs 8 and 10 of this Agreement shall be treated as confidential information and, unless required by law, shall not be provided to, or otherwise disclosed, to any labor organizations or other third parties, except that the Plan may provide such information to its trustees, third-party administrator, accountants, financial analysts, attorneys, consultants and others for the purpose of representing itself in arbitration or a lawsuit or as may be required by law. The Plan shall advise any trustees, third-party administrators, accountants, financial analysts, attorneys, consultants and others to whom the Plan shows any non-public information disclosed under this Agreement of this confidentiality provision and shall require that such individuals or entities (with the exception of arbitrators and court officials or employees) execute in writing an acknowledgment of the confidentiality of such material. If such information is subpoenaed, notice shall be provided to Employer, and the Plan shall cooperate at the Employer's expense in any effort by the Employer to quash any such request for the documents.

         17. Choice of Law. This Agreement shall be construed in accordance with the laws of the State of New York without giving effect to New York's rules concerning conflicts of law, except where preempted by ERISA.

         18. Preliminary Payment Agreement Superseded. This Agreement shall supersede and be substituted for the Preliminary Payment Agreement previously entered into between the Plan and the Company. The Employer's execution of and compliance with this Agreement shall void all obligations of the Company under the Preliminary Payment Agreement to make quarterly payments, beginning with the quarterly payment due on September 15, 1996. The foregoing shall not void Company's obligation to the Plan to make quarterly payments under the Preliminary Payment Agreement that were due prior to September 15, 1996 or to pay interest on any late payments. The parties hereby waive the requirement contained in paragraph 8 of the Preliminary Payment Agreement that they provide thirty (30) days' notice of the Termination of the Preliminary Payment Agreement.

         19. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes any and all prior agreements or understandings between the parties arising out of or relating to the Assessment. This Agreement may only be amended by a writing executed by both parties.

         20. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof. If any provision of this Agreement, or the application thereof to any person or any circumstance, is invalid or unenforceable, (i) a suitable and equitable provision shall be substituted therefor by a court or arbitrator or the parties to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision, and (ii) the remainder of this

Agreement shall not be affected by such invalidity or unenforceability, nor shall such invalidity or enforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

         21. Acknowledgment of Authority. The individual executing this Agreement on behalf of the Company represents and warrants that he or she has authority to execute this Agreement on behalf of the Company. The Company executing this Agreement represents and warrants that it has the authority to execute the Agreement on behalf of all persons or entities defined as the Employer herein. The individual executing this Agreement on behalf of the Plan represents and warrants that he has authority to act on behalf of the Plan, pursuant to unanimous resolution of the Board of Trustees of the Plan approving the Agreement.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the 20th day of December, 1996.

DISTRICT 65 PENSION PLAN  [Employer] SHOP-VAC CORPORATION


By:  /s/                                By: /s/ David C. Grill
     -----------------------                -----------------------
                                            Vice President

                          SETTLEMENT AGREEMENT BETWEEN
                            DISTRICT 65 PENSION PLAN

                            AND Shop-Vac Corporation
                            (Fill in name of Company)



                                    EXHIBIT A


     The above-named entity chooses the following settlement payment option in accordance with the Settlement Agreement by and between it and the District 65 Pension Plan (Check the applicable box):


        Lump Sum Option
---

        Twenty Year Payment Option
---

 X      Modified Installment/Partial Lump Sum Payment
---

           (If you choose this option, you must fill out one or both of the following boxes and transmit this Exhibit to the Plan by telecopy by the date set forth in paragraph 3 of the Settlement Agreement - The Plan's fax number is 609-530-1331)


    99,043 Amount of Partial Lump Sum Payment, if any


    72     Number of Quarterly Payments to be made
               (with final payment of $19,005 per Ex.B.

                          SETTLEMENT AGREEMENT BETWEEN
                DISTRICT 65 PENSION PLAN AND SHOP-VAC CORPORATION

                                    EXHIBIT B

Withdrawal Date: 03/31/93
Present Value of Vested Benefits at 01/31/93:
       Interest Rate: Blended
       Mortality Table: UP84
       Retirement Assumption: Age 62/65
Collection of Funding Deficiencies: 50% collected
Collection of Withdrawal Liability: 5O% collected
Highest 3-year average compensation: $2,692,225
Highest contribution rate: 7.00%
No interest is charged for withdrawal liability or the
    funding deficiency until September 15, 1996
The funding deficiency is reduced in accordance with
    paragraph 1 of the Settlement Term Sheet
Calculations based on Employer not withdrawing as part of mass withdrawal

Allocated funding deficiency by year:

Deficiency for year ending 1/31/93 =   $124,985
Deficiency for year ending 1/31/94 =     62,205
Deficiency for year ending 1/31/95 =          0fr
Total deficiency                   =   $187,190

A.  LUMP SUM OPTION

    1. Minimum Funding Deficiency Allocation                        187,190
    2. Withdrawal Liability Amount                                1,998,309
    3. Reduced Withdrawal Liability Amount                        1,904,081
    4. Additional credits, if any                                         0
    5. Total (A.1. plus A.3. less A.4.)                           2,091,271

B.  TWENTY YEAR PAYMENT OPTION

    1.  Minimum Funding Deficiency Allocation                       187,190
    2.  Withdrawal Liability Amount                               1,998,309
    3.  Reduced Withdrawal Liability Amount                       1,904,081
    4.  Excess payments made on or before September 15, 1996,
       if any, as per paragraph 5(b) of the Term Sheet                    0
    5.  Subtotal of Withdrawal Liability Amount
       (B.3. less B.4.)                                           1,904,081
    6.  Adjusted Withdrawal Liability Amount (B.5. times 110%)    2,094,489
    7.  Total (B.1. + B.6.)                                       2,281,679
    8.  Amount of each quarterly payment to amortize Total
       over 20 years                                                 55,357

C.  MODIFIED INSTALLMENT/PARTIAL LUMP SUM PAYMENT OPTION

    1.  Subtotal of Withdrawal Liability Amount (from B.5.)       1,904,081
    2.  Adjusted Withdrawal Liability Amount applying
       Immunization Factor (C.1. times 110%)                      2,094,489
    3.  Amount of partial lump sum payment, if any                   99,043*
    4.  Additional interest for incorrect September payment              80
    5.  Subtotal (C.2. - C.3. + C.4.)                             1,995,526
    6.  Total Withdrawal Liability and Minimum Funding
        Deficiency Allocation to be amortized (B.1. plus C.5.)    2,182,716
    7.  Number of quarterly payments of $55,357 to
          amortize C.6.                                                  72
    8. Final payment amount                                          19,005

       * Discounted with 1.5 months of interest.

                         SHOP-VAC CORPORATION (# 3569)
                     CONTRIBUTIONS AND SALARIES BY PLAN YEAR

      Plan Year                     Contributions
 --------------------     -----------------------------------
   Start       End        Received    Delinquent      Total       Salary
 --------    --------     ----------  ----------   ----------    ---------
 02/01/75    01/31/76         37,024           0       37,024      925,604
 02/01/76    01/31/77         56,831           0       56,831    1,405,211
 02/01/77    01/31/78         70,414           0       70,414    1,556,737
 02/01/78    01/31/79         96,348           0       96,348    2,028,385
 02/01/79    01/31/80        156,563           0      156,563    3,296,063
 02/01/80    01/31/81        110,273           0      110,273    2,321,529
 02/01/81    01/31/82         91,711           0       91,711    1,930,768
 02/01/82    01/31/83         84,548           0       84,548    1,751,718
 02/01/83    01/31/84         92,170           0       92,170    1,843,391
 02/01/84    01/31/85        108,060           0      108,060    2,161,193
 02/01/85    01/31/86        117,712           0      117,712    2,354,244
 02/01/86    01/31/87        117,528           0      117,528    2,350,565
 02/01/87    01/31/88        110,463           0      110,463    2,209,261
 02/01/88    01/31/89        115,484           0      115,484    2,309,677
 02/01/89    01/31/90        191,601           0      191,601    2,859,772
 02/01/90    01/31/91        203,506           0      203,506    2,907,227
 02/01/91    01/31/92        136,347           0      136,347    1,947,819
 02/01/92    01/31/93        147,275           0      147,275    2,103,932
 02/01/93    01/31/94         35,149           0       35,149      502,133
 02/01/94    01/31/95              0           0            0            0

                          SHOP-VAC CORPORATION (#3569)
                   ALLOCATION OF TOTAL FUNDING DEFICIENCY TO
                   DELINQUENT AND INSUFFICIENT CONTRIBUTIONS



A. Plan Year Ended                                               01/31/93        01/31/94        01/31/95            Total
                                                                 --------        --------        --------         ----------
B. Funding Deficiency = FD                                       4,761,876       9,923,524       6,664,459        21,549,859
C. Funding Deficiency due to Delinquent Contributions:
     1. Total delinquent contributions for period = C:TD           130,037          52,879         242,070           424,986
     2. Total required contributions for period = C:TR           5,477,911       5,553,927       4,401,668        15,433,508
     3. Funding deficiency due to delinquent contributions:
          B. x (C.1./C.2.) = FD:DC                                  113,039         94,481          377,511          585,032
D. Funding Deficiency due to Insufficient Contributions:
     B. - C.3 = FD:IC                                             4,648,836      9,829,042        6,486,947       20,964,826




           ALLOCATION OF TOTAL FUNDING DEFICIENCY TO EMPLOYER


----------------------------------------------------------------------------------------------------------------------
                               Contributions
                   -----------------------------------------         FD:DC              FD:IC              Funding
                                                                  Allocated to       Allocated to        Deficiency
                                                                    Delinquent       Contributing       Allocated to
Plan Year                                           Required         Employers        Employers            Employer
  Ended            Delinquent       Received        (2)+(3)     FD:DC*[(2)/C:TD]    FD:IC*[(4)/C:TR]        (5)+(6)
------------       ----------       --------      -----------   ----------------    ----------------    --------------
01/31/93                0           147,275        147,275              0               124,985             124,985
01/31/94                0            35,149         35,149              0                62,205              62,205
01/31/95                0                 0              0              0                     0                   0


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)  Financial Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 1995 and 1996

           Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996

           Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

           Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for Shop-Vac Corporation and subsidiaries is included herein:

           II Valuation and Qualifying Accounts - years ended December 31, 1994, 1995 and 1996

           All other schedules are omitted as they are not applicable.

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the period ended December 31, 1996

(c) The exhibits filed in response to Item 601 of Regulation S-K are as follows:


Exhibit No.         Description

3.1*                Certificate of Incorporation, as amended, of Shop Vac
                    Corporation

3.2*                By-Laws of Shop Vac Corporation.

4.1* Indenture, dated as of October 1, 1996, between Shop Vac Corporation and Marine Midland Bank, as trustee, relating to $100,000,000 aggregate principal amount of 10 5/8% Senior Secured Notes due 2003.

4.2* Registration Rights Agreement, dated as of October 1, 1996, between Shop Vac Corporation, Lehman Brothers and First Union Capital Markets Corp.

4.3* Specimen Certificate of 10 5/8% Senior Secured Notes due 2003 (the "Private Notes") (included in Exhibit 4.1 hereto).

4.4* Specimen Certificate of 10 5/8% Senior Secured Notes due 2003 (the "Exchange Notes") (included in Exhibit 4.1 hereto).

10.1* Credit Agreement, dated as of October 1, 1996, between Shop Vac Corporation, Felchar Manufacturing Corporation and First Union National Bank of North Carolina with respect to a $25,000,000 revolving credit facility.

10.2* Pledge Agreement, dated as of October 1, 1996, by Jonathan Miller, Matthew Miller, the Jonathan Miller Family Limited Partnership, the Matthew Miller Family Limited Partnership and the Matthew Miller 1984 Children's Trust in favor of Marine Midland Bank.

10.3* Purchase Agreement, dated as of September 25, 1996, between Shop Vac Corporation, Lehman Brothers and First Union Capital Markets Corp.

10.4* Shareholders Agreement dated July 21, 1987 by and among Shop Vac Corporation, Martin Miller, as trustee, Jonathan Miller, individually and as a trustee, and Matthew Miller, individually and as a trustee, as amended by Amendment to Shareholders Agreement dated August 1, 1991.

10.5* Employment Agreement dated March 14, 1996 with respect to Jonathan Miller, as amended by a First Amendment dated September 25, 1996.

10.6* Employment Agreement dated March 14, 1996 with respect to Matthew Miller, as amended by a First Amendment dated September 25, 1996.

10.7*               Employment Agreement dated March 14, 1996 with respect to W.
                    Earl Stogner

10.8 Settlement Agreement between District 65 Pension Plan and Shop Vac Corporation dated September 23, 1996. (Page 50)

10.9* Stock Purchase Agreement dated October 22, 1995 by and among Beaver Acquisition Corporation and Shop Vac Corporation, and Amendment No. 1 to the Stock Purchase Agreement dated November 1, 1995.

12.1                Statement of Computation of Ratio of Earnings to Fixed
                    Charges. (Page 85)

21.1*               Subsidiaries of Shop Vac Corporation.

25.1* Statement of Eligibility and Qualification (Form T-1) under the Trust Indenture Act of 1939 of Marine Midland Bank.

27.1                Financial Data Schedule. (Page 86)

99.1* Form of Letter of Transmittal and related documents to be used in conjunction with the Exchange Offer

99.2*               Forms of Notices of Guaranteed Delivery.

-------------

* Previously filed with the Registrant's Form S-4 Registration Statement dated January 28, 1997 and incorporated herein by reference.