Form 10-Q
period 1997-03-31
SHOP VAC CORP
filed 1997-05-12
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO

                        COMMISSION FILE NUMBER 333-16453

                              SHOP VAC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          NEW JERSEY                                          13-5609081
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)



                     2323 REACH ROAD, WILLIAMSPORT, PA 17701
                                 (717) 326-0502
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at March 31, 1997 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)


=============================================================================================
Assets                                                 December 31, 1996       March 31, 1997
                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents ........................        $ 21,141              $ 23,275
  Receivables, less allowance for doubtful
     accounts of $2,149 in 1997 and $1,853
     in 1996 .......................................          29,154                24,968
   Inventories (note 2).............................          25,314                24,930
   Prepaid expenses and other current assets .......           3,222                 3,475
   Net current assets of discontinued operations ...           5,556                 1,210
---------------------------------------------------------------------------------------------
Total current assets ...............................          84,387                77,858
   Property, plant, and equipment, net .............          40,797                39,620
   Other assets ....................................           6,452                 6,338
---------------------------------------------------------------------------------------------
Total Assets .......................................        $131,636              $123,816
=============================================================================================




                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)


======================================================================================
Liabilities and Stockholders' Equity (Deficit)      December 31, 1996   March 31, 1997
                                                                          (Unaudited)
--------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt ............        $   4,297         $   2,456
  Accounts payable .............................           20,688            18,466
  Accrued expenses .............................           26,278            21,269
--------------------------------------------------------------------------------------
Total current liabilities ......................           51,263            42,191
  Long-term debt ...............................          106,100           105,512
  Other liabilities ............................           13,270            14,751

Stockholders' equity (deficit):
  Common stock, Class A voting, no par,
     20,000 shares authorized, 6,500 shares
     issued.  Class B non-voting, no par,
     1,000,000 shares authorized, 650,000
     shares issued .............................               85                85
  Paid in capital ..............................              110               110
  Accumulated deficit ..........................          (43,986)          (42,775)
  Foreign currency translation adjustment ......            4,794             3,942
--------------------------------------------------------------------------------------
Total stockholders' equity .....................        $ (38,997)        $ (38,638)
--------------------------------------------------------------------------------------
Total liabilities and stockholders' equity .....        $ 131,636         $ 123,816
======================================================================================



See accompanying notes to condensed consolidated financial statements.




                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)


================================================================================
                                                           Three months ended
                                                                March 31,
--------------------------------------------------------------------------------
                                                             1996          1997
--------------------------------------------------------------------------------
Net sales ..........................................      $48,691      $ 49,938

Cost of sales ......................................       36,635        36,708
--------------------------------------------------------------------------------
Gross profit .......................................       12,056        13,230

Selling, general and administrative expense ........        7,971         9,085
--------------------------------------------------------------------------------
Income from operations .............................        4,085         4,145

Interest expense, net ..............................        2,364         2,822

Other expense (income), net ........................          157           (31)
--------------------------------------------------------------------------------
Income before income taxes .........................        1,564         1,354

Income tax expense .................................          375           143
--------------------------------------------------------------------------------
Net income (loss) ..................................      $ 1,189      $  1,211
================================================================================


See accompanying notes to condensed consolidated financial statements.




                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(dollars in thousands)


===================================================================================
                                                                Three months ended
                                                                     March 31,
-----------------------------------------------------------------------------------
                                                                  1996         1997
-----------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) ......................................    $ 1,189     $  1,211
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
         Depreciation and amortization ....................      1,629        1,469
         Amortization included in interest expense ........         --          146
         Restructuring charges ............................         --         (672)
         Changes in assets and liabilities:
            Accounts and notes receivable .................     (4,716)       3,546
            Inventories ...................................     (1,777)        (298)
            Prepaid expenses and other current assets .....       (563)        (493)
            Other assets ..................................        233         (138)
            Accounts payable and accrued expenses .........      5,468       (2,782)
            Other liabilities .............................         85        1,653
-----------------------------------------------------------------------------------
Net cash provided (used) by continuing operations .........      1,548        3,642
Net cash provided (used) by discontinued operations .......     (3,753)       1,412
-----------------------------------------------------------------------------------
Net cash provided (used) by operating activities ..........     (2,205)       5,054
-----------------------------------------------------------------------------------
Cash flows from investing activities:
         Capital expenditures .............................       (139)        (643)
-----------------------------------------------------------------------------------
Net cash provided (used) by investing activities ..........       (139)        (643)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from revolving line-of-credit, net ............      4,026           --
   Long-term debt and capital lease payments ..............       (520)      (2,081)
-----------------------------------------------------------------------------------
Net cash provided (used) by financing activities ..........      3,506       (2,081)
-----------------------------------------------------------------------------------
Effect of exchange rate changes on cash ...................         11         (196)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ......      1,173        2,134
Cash and cash equivalents, beginning of year ..............      2,682       21,141
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter .................      3,855       23,275
===================================================================================
Supplemental cash flow information:
   Cash paid for interest .................................      2,422        4,484
   Cash paid for income taxes .............................         19           13
-----------------------------------------------------------------------------------
                                                               $ 2,441     $  4,497
===================================================================================


See accompanying notes to condensed consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

(1) The accompanying interim unaudited consolidated financial statements include the accounts of Shop Vac Corporation and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

      These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated March 21, 1997 for the year ended December 31, 1996.

(2)   Inventories are classified as follows:


================================================================================
                                          December 31, 1996       March 31, 1997
                                                                    (Unaudited)
--------------------------------------------------------------------------------
Raw materials ....................             $11,778                $ 9,956
Work-in-process ..................               5,620                  4,444
Finished goods ...................               7,916                 10,530
--------------------------------------------------------------------------------
                                                25,314                 24,930
================================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales in the three months ended March 31, 1997 totalled $49.9 million, an increase of $1.2 million or 2.6% compared to net sales of $48.7 million in the three months ended March 31, 1996.

Gross profit in the three months ended March 31, 1997 totalled $13.2 million, an increase of approximately $1.2 million or 9.7% when compared to gross profit of $12.1 million in the three months ended March 31, 1996. Gross profit as a percentage of sales increased from 24.8% in the three months ended March 31, 1996 to 26.5% in the three months ended March 31, 1997. This improvement was due to favorable product mix, continued cost improvements and sales volume increase.

Selling, general and administrative ("SG&A") expense increased to $9.1 million in the three months ended March 31, 1997 from $8.0 million in the three months ended March 31, 1996, an increase of approximately $1.1 million. SG&A expense as a percentage of net sales increased from 16.4% in the 1996 period to 18.2% in the 1997 period. Increases in SG&A expenses were primarily due to increased advertising and anticipated expenditures for performance-based executive incentive programs.

Income from operations of $4.1 million was substantially unchanged in the 1997 period compared to the 1996 period.

Interest expense was $2.8 million in the three months ended March 31, 1997, an increase of $500,000 or approximately 19.4% compared to $2.4 million in the three months ended March 31, 1996. This increase was due to increases in average borrowings and rates as a result of the issuance of the Senior Secured Notes in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997 cash and cash equivalents increased from $21.1 million to $23.3 million due to cash flow provided by operating activities of $5.1 million (after payment of $4.4 million interest with respect to the Senior Secured Notes), less capital expenditures of $600,000 and debt reduction of $2.1 million.

Accounts receivable decreased substantially during the first quarter of 1997, providing cash of $3.5 million. Accounts payable decreased during the first quarter of 1997, consuming $1.5 million of cash. These reductions in accounts receivable and accounts payable follow the typical seasonal pattern historically experienced by the Company.

Cash provided by operating activities includes net cash provided by discontinued operations of $1.4 million, representing cash generated from collection of accounts receivable of the discontinued operations less the payment of accrued expenses with respect to the closing of the discontinued operations.

The Company believes that it will be able to satisfy its debt service requirements and its working capital and capital expenditure requirements from operating cash flows.

                           PART II - OTHER INFORMATION


ITEMS 1 - 3. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March of 1997 the holders of the voting common stock of the Company unanimously elected Mr. Kenneth R. Benbassat and Mr. C. Stewart Gentsch as Directors. Mr. Benbassat is an attorney and Partner with the firm of Loeb & Loeb LLP. Mr. Gentsch recently retired as President and General Manager of Stanley Tools Worldwide. Directors continuing in addition to these are Mr. Jonathan Miller, Mr. Matthew Miller and Mr. W. Earl Stogner.

ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

27.1  Financial Data Schedule

B. Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SHOP VAC CORPORATION



                                                  By  /s/  W. Earl Stogner
                                                    ----------------------------
                                                           W. EARL STOGNER
                                                    EXECUTIVE VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER




Date:     May 12, 1997