Form 10-Q
period 1997-06-30
SHOP VAC CORP
filed 1997-08-07
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at June 30, 1997 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

============================================================================================
Assets                                                    December 31, 1996   June 30, 1997
                                                                               (Unaudited)
--------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents ........................          $ 21,141          $ 27,608
   Receivables, less allowance for doubtful
      accounts of $1,853 in 1996 and $2,140
      in 1997 .......................................            29,154            26,566
    Inventories (note 2) ............................            25,314            27,853
    Prepaid expenses and other current assets .......             3,222             3,530
    Net current assets of discontinued operations ...             5,556               250
--------------------------------------------------------------------------------------------
Total current assets ................................            84,387            85,807
    Property, plant, and equipment, net .............            40,797            39,302
    Other assets ....................................             6,452             6,046
--------------------------------------------------------------------------------------------
Total Assets ........................................          $131,636          $131,155
============================================================================================























                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

===============================================================================================
Liabilities and Stockholders' Equity (Deficit)             December 31, 1996     June 30, 1997
                                                                                  (Unaudited)
-----------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt ................          $   4,297           $   2,191
    Accounts payable ................................             20,688              22,170
    Accrued expenses ................................             26,278              23,371
----------------------------------------------------------------------------------------------
Total current liabilities ...........................             51,263              47,732
    Long-term debt ..................................            106,100             105,062
    Other liabilities ...............................             13,270              14,780

Stockholders' equity (deficit):
    Common stock, Class A voting, no par,
       20,000 shares authorized, 6,500 shares
       issued.  Class B non-voting, no par,
       1,000,000 shares authorized, 650,000
       shares issued ................................                 85                  85
    Paid in capital .................................                110                 110
    Accumulated deficit .............................            (43,986)            (40,089)
    Foreign currency translation adjustment .........              4,794               3,475
----------------------------------------------------------------------------------------------
Total stockholders' equity ..........................          $ (38,997)          $ (36,419)
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity ..........          $ 131,636           $ 131,155
==============================================================================================

See accompanying notes to condensed consolidated financial statements.


















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

=================================================================================================
                                                   Three months ended          Six months ended
                                                        June 30,                   June 30,
-------------------------------------------------------------------------------------------------
                                                   1996         1997          1996         1997
-------------------------------------------------------------------------------------------------
Net sales .................................      $48,238      $49,727       $96,929      $99,665

Cost of sales .............................       35,227       35,484        71,862       72,192
-------------------------------------------------------------------------------------------------
Gross profit ..............................       13,011       14,243        25,067       27,473
Selling, general and administrative expense        7,429        8,586        15,400       17,671
-------------------------------------------------------------------------------------------------
Income from operations ....................        5,582        5,657         9,667        9,802

Interest expense, net .....................        2,405        2,996         4,769        5,818
Other expense (income), net ...............          176          (34)          333          (65)
-------------------------------------------------------------------------------------------------
Income before income taxes ................        3,001        2,695         4,565        4,049

Income tax expense ........................          386            9           761          152
-------------------------------------------------------------------------------------------------
Net income (loss) .........................      $ 2,615      $ 2,686       $ 3,804      $ 3,897
=================================================================================================

See accompanying notes to condensed consolidated financial statements.


















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(dollars in thousands)

=========================================================================================
                                                                        Six months ended
                                                                             June 30,
-----------------------------------------------------------------------------------------
                                                                       1996         1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss) ........................................      $ 3,804       $ 3,897
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
        Depreciation and amortization ........................        3,323         3,003
        Amortization included in interest expense ............         --             292
        Restructuring charges ................................         --            (918)
        Changes in assets and liabilities:
           Accounts and notes receivable .....................       (1,472)        1,745
           Inventories .......................................       (2,099)       (3,613)
           Prepaid expenses and other current assets .........         (530)         (717)
           Other assets ......................................          221          (100)
           Accounts payable and accrued expenses .............        3,412         4,563
           Other liabilities .................................       (4,616)        1,639
------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operations ............        2,043         9,791
Net cash provided (used) by discontinued operations ..........       (3,756)        1,619
------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities .............       (1,713)       11,410
------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Capital expenditures .................................         (237)       (1,843)
------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities .............         (237)       (1,843)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving line-of-credit, net ..............        2,751          --
    Proceeds from issuance of other long-term debt ...........        1,217          --
    Long-term debt and capital lease payments ................       (2,965)       (2,755)
------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities .............        1,003        (2,755)
------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ......................           50          (345)
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........         (897)        6,467
Cash and cash equivalents, beginning of year .................        2,682        21,141
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter ....................        1,785        27,608
------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid for interest ...................................        4,769         4,779
    Cash paid for income taxes ...............................          270           111
------------------------------------------------------------------------------------------
                                                                    $ 5,039       $ 4,890
==========================================================================================

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

(2)     Inventories are classified as follows:

=========================================================================
                                     December 31, 1996     June 30, 1997
                                                            (Unaudited)
-------------------------------------------------------------------------
Raw materials ................            $11,778            $11,325
Work-in-process ..............              5,620              6,121
Finished goods ...............              7,916             10,407
-------------------------------------------------------------------------
                                          $25,314            $27,853
=========================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the quarter were $49.7 million, an increase of $1.5 million or 3.1% over the second quarter of 1996. Net sales in the first six months were $99.7 million, an increase of $2.7 million or 2.8% over the first six months of 1996.

Gross profit in the quarter totaled $14.2 million, an increase of $1.2 million or 9.5% over the second quarter of 1996. Gross profit in the first six months totaled $27.5 million, an increase of $2.4 million or 9.6% over the first six months of 1996. The improvements in the quarter and the first six months were due to a more favorable product mix, continued cost improvements and the sales volume increases noted above.

Selling, general and administrative ("SG&A") expense in the quarter totaled $8.6 million, an increase of $1.2 million or 15.6% over the second quarter of 1996. SG&A expenses in the first six months totaled $17.7 million, an increase of $2.3 million or 14.7% over the first six months of 1996. Increases in SG&A expenses in the quarter and the first six months were primarily due to increased advertising and anticipated expenditures for performance-based executive incentive programs.

Income from operations in the quarter was $5.7 million, an increase of $100,000 or 1.3% over the second quarter of 1996. Income from operations in the first six months totaled $9.8 million, an increase of $100,000 or 1.4% over the first six months of 1996.

Interest expense was $3.0 million in the quarter, an increase of $600,000 or 24.6% over the second quarter of 1996. Interest expense in the first six months was $5.8 million, an increase of $1.0 million or 22.0% over the first six months of 1996. These increases were due to increases in average borrowings and rates as a result of the issuance of the Senior Secured Notes in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997 cash and cash equivalents increased from $21.1 million to $27.6 million due to cash flow provided by operating activities of $11.4 million, less capital expenditures of $1.8 million and debt reductions of $2.8 million.

                           PART II - OTHER INFORMATION


ITEMS 1 - 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

27.1    Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHOP VAC CORPORATION



                                By    / s / W. Earl Stogner
                                  -----------------------------
                                        W. EARL STOGNER
                                  EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER


Date:     August 7, 1997