Form 10-Q
period 1997-09-30
SHOP VAC CORP
filed 1997-11-12
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at September 30, 1997 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

=================================================================================================
Assets                                                    December 31, 1996   September 30, 1997
                                                                                  (Unaudited)
-------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents ........................          $ 21,141            $ 22,925
   Receivables, less allowance for doubtful
      accounts of $1,853 in 1996 and $2,209
      in 1997 .......................................            29,154              28,940
    Inventories (note 2) ............................            25,314              29,645
    Prepaid expenses and other current assets .......             3,222               2,863
    Deferred income taxes............................             -----               2,154
    Net current assets of discontinued operations ...             5,556               -----
------------------------------------------------------------------------------------------------
Total current assets ................................            84,387              86,527

    Property, plant, and equipment, net .............            40,797              36,311
    Deferred income taxes............................             -----              19,954
    Other assets ....................................             6,452               5,808
------------------------------------------------------------------------------------------------
Total Assets ........................................          $131,636            $148,600
================================================================================================























                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

====================================================================================================
Liabilities and Stockholders' Equity (Deficit)             December 31, 1996     September 30, 1997
                                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt ................          $   4,297             $   2,908
   Accounts payable .................................             20,688                23,723
   Accrued expenses .................................             26,278                16,799
----------------------------------------------------------------------------------------------------
Total current liabilities ...........................             51,263                43,430

    Long-term debt ..................................            106,100               102,925
    Other liabilities ...............................             13,270                15,841

Stockholders' equity (deficit):
    Common stock, Class A voting, no par,
       20,000 shares authorized, 6,500 shares
       issued.  Class B non-voting, no par,
       1,000,000 shares authorized, 650,000
       shares issued ................................                 85                    85
    Paid in capital .................................                110                   110
    Accumulated deficit .............................            (43,986)              (16,678)
    Foreign currency translation adjustment .........              4,794                 2,887
---------------------------------------------------------------------------------------------------
Total stockholders' equity ..........................          $ (38,997)            $ (13,596)
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity ..........          $ 131,636             $ 148,600
===================================================================================================

See accompanying notes to condensed consolidated financial statements.


















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

==================================================================================================
                                                   Three months ended          Nine months ended
                                                      September 30,              September 30,
--------------------------------------------------------------------------------------------------
                                                   1996         1997          1996         1997
--------------------------------------------------------------------------------------------------
Net sales .................................      $54,379      $52,217       $151,308     $151,882

Cost of sales .............................       42,118       38,274        113,980      110,466
--------------------------------------------------------------------------------------------------
Gross profit ..............................       12,261       13,943        37,328        41,416

Selling, general and administrative expense        8,644        9,835        24,044        27,506
Restructuring charge.......................        4,714        -----         4,714         -----
--------------------------------------------------------------------------------------------------
Income (loss) from operations .............       (1,097)       4,108         8,570        13,910

Interest expense, net .....................        2,406        2,782         7,175         8,600
Other expense (income), net ...............           63           35           396           (30)
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes .........       (3,566)       1,291           999         5,340

Income tax expense (benefit)...............          411      (22,120)        1,172       (21,968)
--------------------------------------------------------------------------------------------------
Net income (loss) .........................      $(3,977)     $23,411       $  (173)     $ 27,308
==================================================================================================

See accompanying notes to condensed consolidated financial statements.


















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(dollars in thousands)

=========================================================================================
                                                                        Nine months ended
                                                                          September 30,
-----------------------------------------------------------------------------------------
                                                                       1996         1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss) ........................................      $  (173)      $27,308
    Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
        Depreciation and amortization ........................        5,963         4,230
        Amortization included in interest expense ............        -----           437
        Restructuring charges ................................        4,714        (1,021)
        Changes in assets and liabilities:
           Accounts and notes receivable .....................       (3,909)         (986)
           Inventories .......................................       (1,109)       (5,733)
           Prepaid expenses and other current assets .........         (518)         (273)
           Deferred income taxes..............................        -----       (22,369)
           Other assets ......................................       (1,281)          (98)
           Accounts payable and accrued expenses .............        6,909         3,176
           Other liabilities .................................      (11,811)        1,625
------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operations ............       (1,215)        6,296
Net cash provided (used) by discontinued operations ..........       (3,151)        1,310
------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities .............       (4,366)        7,606
------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Capital expenditures .................................         (155)       (3,156)
------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities .............         (155)       (3,156)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving line-of-credit, net ..............        8,193         -----
    Proceeds from issuance of other long-term debt ...........        1,207         -----
    Long-term debt and capital lease payments ................       (4,544)       (2,192)
------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities .............        4,856        (2,192)
------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ......................          125          (474)
------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ....................          460         1,784
Cash and cash equivalents, beginning of year .................        2,682        21,141
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter ....................        3,142        22,925
------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid for interest ...................................        7,435        10,106
    Cash paid for income taxes ...............................          584           694
------------------------------------------------------------------------------------------
                                                                    $ 8,019       $10,800
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

(2)     Inventories are classified as follows:

============================================================================
                                     December 31, 1996   September 30, 1997
                                                             (Unaudited)
----------------------------------------------------------------------------
Raw materials ................            $11,778              $12,114
Work-in-process ..............              5,620                7,216
Finished goods ...............              7,916               10,315
----------------------------------------------------------------------------
                                          $25,314              $29,645
============================================================================

(3) In the third quarter of 1997 the Company reduced its valuation allowance for deferred income tax assets, resulting in net deferred tax assets totaling $22,108 as of September 30, 1997. Based on the Company's recent pre-tax operating results, future reversals of existing taxable temporary differences, estimates of future taxable income, and available tax planning strategies, management believes that it is more likely than not that the recorded deferred tax assets, net of the valuation allowance, will be realized.

SHOP VAC CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the quarter were $52.2 million, a decrease of $2.2 million or 4.0% compared to the third quarter of 1996. Net sales in the first nine months were $151.9 million, an increase of $600,000 or .4% over the first nine months of 1996. The decline in sales for the quarter was due to reduced sales in Europe, primarily sales by the Company's Irish operation.

Gross profit in the quarter totaled $13.9 million, an increase of $1.7 million or 13.7% over the third quarter of 1996. Gross profit in the first nine months totaled $41.4 million, an increase of $4.1 million or 11.0% over the first nine months of 1996. The improvements in the quarter and the first nine months were due to a more favorable product mix and continued cost improvements.

Selling, general and administrative ("SG&A") expense in the quarter totaled $9.8 million, an increase of $1.2 million or 13.8% over the third quarter of 1996. SG&A expenses in the first nine months totaled $27.5 million, an increase of $3.5 million or 14.4% over the first nine months of 1996. Increases in SG&A expenses in the quarter and the first nine months were primarily due to increased advertising, upgrade of business systems and anticipated expenditures for performance-based executive incentive programs.

Income from operations in the quarter was $4.1 million, an increase of $500,000 or 13.6% over the third quarter of 1996 (before 1996 restructuring charges). Income from operations in the first nine months totaled $13.9 million, an increase of $600,000 or 4.7% over the first nine months of 1996 (before 1996 restructuring charges).

Interest expense was $2.8 million in the quarter, an increase of $400,000 or 15.6% over the third quarter of 1996. Interest expense in the first nine months was $8.6 million, an increase of $1.4 million or 19.9% over the first nine months of 1996. These increases were due to increases in average borrowings and rates as a result of the issuance of the Senior Secured Notes in the fourth quarter of 1996.

The Company recognized an income tax benefit in the third quarter of 1997 resulting from the reduction of a previously recorded valuation allowance which had reduced the value of the Company's net deferred tax assets to zero. Due to the operating results experienced since the disposition of the Company's discontinued operations as well as other factors, management believes that the Company will, more likely than not, realize the benefit of these assets in the future and has recognized these net deferred tax assets, resulting in a recorded tax benefit of $22.1 million in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997 cash and cash equivalents increased from $21.1 million to $22.9 million due to cash flow provided by operating activities of $7.6 million, less capital expenditures of $3.2 million and debt reductions of $2.2 million.

                           PART II - OTHER INFORMATION


ITEMS 1 - 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

27.1    Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

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


Date:     November 12, 1997