Form 10-K405
period 1997-12-31
SHOP VAC CORP
filed 1998-03-30
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER: 333-16453

                              SHOP VAC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW JERSEY                                              13-5609081
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

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



                   Exhibit Index is located on pages 46 and 47

                              SHOP VAC CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX




                                     PART I
ITEM
NUMBER
-------
                                                                            PAGE
                                                                            ----
1.   Business                                                                  1

2.   Properties                                                                9

3.   Legal Proceedings                                                         9

4.   Submission of Matters to a Vote of Security Holders                       9

                                     PART II

5.   Market for Registrant's Common Equity
       and Related Stockholder Matters                                        10

6.   Selected Financial Data                                                  10

7.   Management's Discussion and Analysis of Financial Condition
       And Results of Operations                                              11

7A.  Quantitative and Qualitative Disclosures About Market Risk               15

8.   Financial Statements and Supplementary Data                              16

9.   Changes in and Disagreements with Accountants on Accounting
       And Financial Disclosure                                               42

                                    PART III

10.  Directors and Executive Officers of the Registrant                       42

11.  Executive Compensation                                                   42

12.  Security Ownership of Certain Beneficial Owners and Management           44

13.  Certain Relationships and Related Transactions                           45

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         46

                                     PART I

ITEM 1.  BUSINESS

     Shop Vac believes that it is a leading worldwide manufacturer and marketer of consumer and industrial wet/dry vacuum cleaners and accessories. The Company estimates that its products account for over half of the domestic consumer wet/dry vacuum market. The Company also markets its wet/dry vacuums internationally in over 70 countries under the Aqua-Vac(R) and Goblin(R) brand names. The Aqua-Vac(R) line of wet/dry vacuums is a leading brand in Western Europe.

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

     The Company produces a comprehensive line of wet/dry vacuums in various combinations of tank size, motor horsepower and accessories, which are designed for consumer, industrial/commercial and professional needs. Features include motors ranging from 1.0 to 6.0 peak horsepower, tank sizes ranging from one to 55 gallons, detachable hand-held blowers and a variety of accessories such as extension wands, brushes and nozzles. In Europe, the Company also manufactures and markets a full line of floor care products in addition to its wet/dry vacuums, including conventional vacuums, carpet cleaners and steam cleaners to selected markets.

     All of the Company's outstanding common stock is beneficially owned by Jonathan and Matthew Miller.

     The Company is headquartered in Williamsport, Pennsylvania, and as of December 31, 1997 employed approximately 1,750 people worldwide.

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

RELIANCE ON CERTAIN CUSTOMERS

     During 1997 the Company's aggregate net sales to its ten largest customers were 55% of its total net sales. Sales to the Company's single largest customer represented approximately 16% of the Company's net sales in 1997.

     For financial information about foreign and domestic operations and export sales, see Note 11 to the Consolidated Financial Statements of the Company and its subsidiaries included elsewhere herein.

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

     Market Leadership. The Shop-Vac(R) brand image has helped the Company achieve and maintain the leading position in its major markets. The Company estimates that its products currently account for more than half of the $275 million domestic consumer wet/dry vacuum industry. In addition, the Aqua-Vac(R) brand of wet/dry vacuums is a leading brand in Western Europe.

     Established Customer Relationships and Extensive Distribution Network. The Company has supplied wet/dry vacuums to its top ten customers in the United States and Canada for an average of over 18 years. In addition, the Company believes that its products currently account for virtually all of the wet/dry vacuum business of seven of its top ten customers in the United States and Canada, and many retailers carry the Company's products at all of their locations. Although the European market is more fragmented than in the United States and Canada, the Company benefits from its well-established relationships with major retailers in various Western European countries. The Company estimates that its products are distributed through over 25,000 retail outlets in North America and over 5,000 retail outlets in Europe.

     Distinct Product Position. In North America, the Company's wet/dry products are positioned by retailers as utility vacuums. In North America Shop-Vac(R)'s wet/dry products do not compete with conventional vacuums for retailer shelf space. In addition, the Company enjoys diversified distribution through hardware chains and home centers, as well as through mass merchants. As a hardware product, Shop Vac has benefited from the trend towards "do-it-yourself" work by homeowners and the growth of national home center chains. A similar trend is developing in Europe which the Company believes will enhance its sales in Europe in light of the Company's relationships with European home center chains.

     Brand Loyalty. Management estimates that approximately half of the Company's domestic sales in 1997 were to customers who, at that time, owned or had previously owned a Shop-Vac(R). The Company estimates that it has an installed base of approximately 18.0 million wet/dry vacuum units in North America and approximately 3.5 million units in Europe, with these Shop-Vac(R) and Aqua-Vac(R) owners being likely to purchase new or replacement Shop-Vac(R) and Aqua-Vac(R) vacuums in the future. In addition, the Company's installed base results in Shop-Vac(R) and Aqua-Vac(R) owners purchasing replacement parts, filters and other related products.

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

BUSINESS STRATEGY

    The Company's business strategy consists of the following key elements:

     Emphasize Improved Profitability and Cash Flow. The Company is continually examining and modifying its manufacturing and business processes to reduce expenses and increase cash flow. In recent years, these improvements have included consolidation of certain manufacturing operations, administrative personnel reductions, improved inventory control and implementation of manufacturing innovations and automation. For example, in 1996, the Company consolidated its plastic molding facility formerly in Norwich, New York into its Canton, Pennsylvania operation and consolidated a manufacturing facility in France into its European manufacturing operations in Ireland. In 1997, the Company re-engineered its vacuum assembly operation to reduce material handling costs and increased automation in its plastic molding activity. The benefits of these programs and the impact of certain other factors are evident in the Company's recent operating results, including gross margin improvement from 25.8% to 27.7% for the years ended December 31, 1996 and 1997, respectively.

     Maintain Leading Market Position. The Company intends to continue to capitalize on the strengths of its brands and maintain a worldwide market leadership position. In this capacity, the Company will continue to maintain close relationships with its customers and manufacture quality products which lead to high levels of customer satisfaction.

     Expand International Sales. The Company intends to continue to leverage the Shop-Vac(R) brand name to achieve global distribution of products and product line extensions. The Company intends to increase its advertising and promotional activity to broaden international awareness of its products. As part of this strategy, the Company is seeking to develop independent distribution channels in countries where it currently does not have a major presence. In addition, from time to time, the Company coordinates with its major customers' expansion into new markets.

     Emphasize Product Innovation. The Company seeks to expand the wet/dry vacuum cleaner product category by introducing new products under the Shop-Vac(R) and Aqua-Vac(R) brand names and continually upgrading existing products in response to consumer preferences, changing market dynamics and technological advancements. For example, in 1994, the Company successfully introduced into the North American market the Shop-Vac 1x1(R), a smaller light-weight hand-held wet/dry vacuum intended for use in the home. In addition, in 1995, the Company began to offer the QSP(R) (Quiet Super Power) line of wet/dry vacuums which offer easier handling and quieter operations without sacrificing motor power. The QSP(R) was the first "quiet" wet/dry vacuum in the market, and consumer response has been very favorable. In 1995, the new "quiet" operating wet/dry vacuum and carpet shampooer, the Multipro(R), was introduced in Europe. In the third quarter of 1997 the Company introduced the QPV(R) (Quiet Pump Vac), the only wet/dry vacuum with a pumping mechanism that will pump liquid out of the vacuum tank, eliminating the inconvenience of having to carry and empty a heavy liquid-filled tank. In the third quarter of 1997 the Company also introduced the All-Around(R), an upscale version of the Shop Vac 1x1(R), designed for use inside the home and the QSP Pro Series(R), a line of fuller featured wet/dry vacuums designed for hardware and home center retailers. In late 1997 a fully featured canister vacuum, the Aztec(R), was introduced in Europe.

     Sale of Europe. Although the Company's European operations have historically been profitable, operating results have been poor in comparison to the North American segment. The Company is involved in discussions with interested parties with respect to the possible sale of its European operations. The sale of the European operations would provide cash available for the reduction of debt.

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

  North America

     In North America, the consumer wet/dry vacuum is positioned as a utility vacuum and does not compete for retailer shelf space with conventional vacuum cleaners. Generally viewed as a secondary household vacuum, the wet/dry product is able to perform heavier cleaning functions in areas such as the basement, garage and workshop that the standard vacuum cannot attempt. Primary users of the consumer wet/dry vacuum are homeowners, many of whom undertake "do-it-yourself" projects in their garages or workshops.

     Consumer wet/dry vacuums are typically distributed and sold through mass merchandise retailers, such as Kmart, Target Stores and Wal-Mart; home centers, such as Hechinger Stores Company and Home Depot; warehouse clubs such as Price Costco and Sam's Club; hardware stores, such as Ace Hardware, Hardware Wholesalers, Inc., and Tru Serv. Over the last decade, the expansion of mass merchandisers and home centers has contributed to the consolidation of the retail industry.

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

PRODUCTS

  North America

     In North America, the Company offers the industry's broadest line of consumer and industrial wet/dry vacuums, manufacturing 53 consumer models and approximately 47 industrial models, in addition to a full line of accessories. The table below sets forth an overview of the Company's wet/dry vacuum products offered in North America, as well as the primary distribution channels, target markets and product categories:

                                                         PRIMARY
SIZE/POWER                        MODEL(S)               DISTRIBUTION CHANNEL               TARGET MARKET
-------------------------         --------------         -----------------------            -------------

1 Gallon                          Hand-held              Mass Merchants                     Consumer
1.0 Horsepower                                           Home Centers
                                                         Hardware Chains
                                                         Industrial Distributors

5-25 Gallon                       Original               Mass Merchants                     Consumer
1.25-6.0 Horsepower               QSP(R)                 Home Centers
                                                         Hardware Chains
                                                         Industrial Distributors
                                                         Warehouse Clubs

10-16 Gallon                      Original               Home Centers                       Contractor
3.0-5.0 Horsepower                                       Industrial Distributors

5-55 Gallon                       Original               Industrial Distributors            Industrial
1.7-3.5 Horsepower

     Consumer Line. The Company's consumer line of wet/dry products accounts for the majority of its sales, totalling approximately 77% of 1997 net sales in the United States (including wet/dry accessories). The consumer line consists of 53 models, differing primarily in size, motor power and included accessories, which are marketed at suggested manufacturer's retail prices of between $24.96 and $139.00. The capacity of the Company's consumer vacuums ranges from one gallon to 25 gallons, motor power varies from 1.0 to 6.0 peak horsepower, and various accessories include filters, brushes and hoses. Certain of Shop Vac's products include detachable motors that can be used as leaf blowers in conjunction with a nozzle accessory. The hand-held blower allows easy clean-up of leaves, grass and other light debris from sidewalks, pool areas, decks and patios.

     Industrial/Commercial Line. The industrial line, comprised of 47 models and marketed primarily to heavier users such as factories, warehouses and hospitals, features more powerful, longer-lasting motors and larger capacity tanks (ranging from five to 55 gallons) made of plastic, metal or stainless steel. The units are equipped with heavy-duty carts for easy mobility and additional accessories and filtration devices. The Company's industrial wet/dry vacuums are manufactured for daily use and have a longer average useful life than the Company's consumer products. The industrial line accounted for approximately 11% of the Company's net sales in the United States in 1997.

     Contractor Line. The contractor line of wet/dry vacuums, marketed primarily to small industrial businesses, independent contractors and experienced woodworkers, offers larger capacity metal or stainless steel tanks, more powerful motors and better filtration than the consumer line, and comes equipped with heavy-duty carts to facilitate mobility. This line of products is primarily sold in home centers and hardware chains. The contractor line accounted for approximately 1% of the Company's net sales in the United States in 1997.

     Components for Other Manufacturers. The Company has recently begun to manufacture motors and plastic parts for other consumer product manufacturers. This allows the Company to make profitable use of manufacturing capacity which is not required for its primary business. This business accounted for approximately 1% of the Company's net sales in 1997.

     Private Label. The Company produces wet/dry products for other manufacturers under such entities' brand label. Customers include Makita U.S.A., Inc., Milwaukee Electric Tool Corporation and Sioux Tool, Inc. The Company also sells vacuum components to other manufacturers such as Parts Company of America and Tennant Co.

     Accessories. The Company offers the industry's widest range of wet/dry vacuum accessories, manufacturing 125 stock keeping units ("SKUs") aimed at increasing the versatility of its products. Accessories include replacement parts such as filters and hoses and additional tools such as brushes, wands, nozzles and crevice tools which can be used in conjunction with the basic unit. Customers may purchase accessories from retail locations or order them directly from the Company through order forms included with the vacuum when sold or through the Company's internet site (http://www.shop-vac.com). Accessory sales represented approximately 9% of the Company's net sales in the United States in 1997.

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

  Europe and International

     The Company conducts most of its European operations under the trade names of Aqua-Vac(R) and Goblin(R). Goblin(R) is an established British conventional vacuum brand name that the Company purchased in 1984. The table below sets forth an overview of the Company's product offerings in Europe, as well as the primary distribution channels and target markets:

                                                                                Primary
Product                     Size/Power                Models                    Distribution Channel          Target Market
-----------------------     ---------------------     ---------------------     -------------------------     ---------------
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

                            18-30 liter               Quiet Operations          Home Centers                  Domestic
                            1200-1400 watts                                     Electrical Appliance           Vacuum Users
                                                                                  Chains                      Step-up
                                                                                                              Do-It-Yourself

                            20-60 liter               Industrial                Home Centers                  Contractors
                            1200-1400 watts           Synchro(R)                Industrial Outlets
                                                                                Catalog Showrooms

                            20-30 liter               Carpet                    Electrical Appliance          Consumer
                            1000-1100 watts             Shampooer                 Chains                      Commercial

Steam Cleaners              0.5-4.0                   Steamatic(R)              Home Centers                  Consumer
                              bar pressure                                      Electrical Appliance          Do-It-Yourself
                                                                                  Chains
                                                                                Catalog Showrooms
                                                                                Mail Order Catalogs
                                                                                Hypermarkets

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

                            3-5 liter                 Cylinders                 Electrical Appliance          Consumer
                              dust capacity             (Canisters)               Chains
                            1000-1400 watts           Aztec(R)                  Catalog Showrooms
                                                                                Mail Order Catalogs
                                                                                Hypermarkets

                            Rechargeable/             Handheld                  Electrical Appliance          Consumer
                              corded                                              Chains
                            150-250 watts                                       Catalog Showrooms
                                                                                Mail Order Catalogs
                                                                                Hypermarkets

     Wet/Dry Vacuum. In Europe, the Company produces and distributes a variety of wet/dry vacuums under the Aqua-Vac(R) brand name to the consumer and industrial/commercial markets. The Company's wet/dry vacuums sold internationally generally contain noise dampening features similar to those in the QSP(R).

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

MANUFACTURING

  North America

     The Company manufactures virtually all of the components of its wet/dry vacuums sold throughout North America except for metal screws, switches and packaging cartons. The Company's vertical integration enables it to manufacture its products rapidly, with fewer concerns regarding supplier delays, and thus better services its customers' needs by responding promptly to sales orders. Generally, the Company is able to ship product within three days of a customer's order, although ordinarily the time between order and shipment ranges from five to seven days.

     The Company's corporate headquarters in Williamsport, Pennsylvania includes a manufacturing facility at which the Company produces a substantial portion of the plastic tanks for its consumer products, hoses, caster feet and all of the components for its industrial metal tank line and reusable dry filters, and cartridge filters. The Company manufactures additional plastic components, wheels and ball floats at its facility in Canton, Pennsylvania. The Company manufactures all of the motors used in its products at Felchar's Binghamton, New York facility.

     In Williamsport the Company assembles most of the products it sells in the North American market under both the Shop-Vac(R) brand name and for private labels. The Company distributes its products throughout the west coast from its facility in Cerritos, California and in Canada through a distribution center in Burlington, Ontario.

International

     The Company manufactures and assembles most of the products that it distributes throughout Europe at its Tralee, County Kerry, Ireland facility. At this facility, the Company manufactures hoses and assembles its wet/dry vacuums, conventional vacuums and carpet cleaners. In addition, in early 1997 the Company transferred the production of its steam cleaners from its plant in France to its facility in Ireland. The Company purchases most of the plastic components and all of the motors used in the manufacture of its European products. The Company also purchases a small number of canister vacuums and its hand-held vacuums from outside sources.

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

     In the North American market for wet/dry vacuums the Company historically has competed primarily with Emerson Electric Co. and Genie. Hoover, Eureka and Royal have also entered the market with limited lines of consumer wet/dry vacuum products.

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

RAW MATERIALS AND SUPPLIERS

     The primary raw materials purchased by the Company are resins for the outside casing of the product, copper for motor production and corrugated packaging material. Shop Vac has multiple suppliers for each of its primary raw materials, with many of whom the Company has long-standing trading relationships. No single supplier accounts for a material amount of the Company's total raw material purchases. In addition, the Company's agreements with its largest suppliers guarantee raw material availability but do not establish pricing.

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

EMPLOYEES

     The Company employed approximately 1,750 persons world-wide as of December 31, 1997. Approximately 1,400 persons are employed in the United States and approximately 350 persons are employed in foreign countries. Each of the Company's facilities recruits hourly personnel from its respective labor market and the Company believes that the labor market for each facility is favorable. None of the Company's employees are represented by any labor union, except in Ireland and Australia (in accordance with local custom), and management believes that the Company's employee relations are good.

ITEM 2.  PROPERTIES

     The Company owns or leases the following manufacturing, warehouse, distribution and assembly facilities around the world:

                                                                     SQUARE                                                OWN/
                           LOCATION                                   FEET                 TYPE OF FACILITY                LEASE
-------------------------------------------------------------      -----------     --------------------------------     ----------
UNITED STATES:
    Williamsport, Pennsylvania..............................       247,000         Headquarters, manufacturing          Own
                                                                                   and assembly
    Williamsport, Pennsylvania..............................        60,000         Warehouse                            Lease
    Williamsport, Pennsylvania..............................        19,000         Assembly                             Lease
    Canton, Pennsylvania....................................        94,000         Manufacturing                        Own
    Binghamton, New York....................................       102,500         Manufacturing                        Own
    Binghamton, New York....................................        67,500         Manufacturing                        Own
    Norwich, New York.......................................        33,000         Warehouse                            Own
    Cerritos, California....................................        30,850         Distribution                         Lease


INTERNATIONAL:

    Auckland, New Zealand...................................         3,200         Distribution                         Lease
*   Bochum, Germany.........................................        22,935         Distribution                         Lease
    Burlington, Ontario.....................................        79,000         Distribution                         Own
    Evry, France............................................        18,623         Distribution                         Lease
    Graz, Austria...........................................         1,000         Office                               Lease
    Hertogenbosch, Netherlands..............................         1,400         Office                               Lease
    Melbourne, Australia....................................        17,500         Distribution                         Lease
    Normanton, United Kingdom...............................        60,000         Offices/Distribution                 Lease
    Tralee, County Kerry, Ireland...........................        85,000         Manufacturing                        Own
*   Vienna, Austria.........................................         6,700         Distribution                         Lease


------------------

 *  Closed facility remaining subject to a lease agreement.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock. On December 31, 1997 there were five holders of the Company's Class A voting common stock and three holders of the Company's Class B non-voting common stock. The Company did not declare or pay any dividends with respect to its common stock during the years ended December 31, 1996 and 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The historical selected consolidated financial data presented below for, and as of the end of, the years ended December 31, 1993 through 1997 have been derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Data has been restated (where appropriate) to exclude results of discontinued operations in a manner which, in the opinion of the Company, is in accordance with Accounting Principles Board Opinion No. 30 and fairly presents the results of such periods. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, together with the related notes thereto, included elsewhere herein.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                      1993           1994            1995
                                                                                    ---------      ---------      ----------
                                                                                             (DOLLARS IN THOUSANDS)

CONSOLIDATED OPERATING DATA:
Net Sales ......................................................................    $ 224,726      $ 250,843      $ 231,323
Cost of sales...................................................................      162,710        182,694        179,416
                                                                                    ---------      ---------      ---------
    Gross Profit ...............................................................       62,016         68,149         51,907
Selling, general and administrative expense ....................................       38,421         41,867         35,637
Restructuring charges ..........................................................           --             --             --
                                                                                    ---------      ---------      ---------
    Income from operations .....................................................       23,595         26,282         16,270
Interest expense ...............................................................        7,210          8,826         11,629
Non-operating expense (income), net ............................................         (870)             9            459
                                                                                    ---------      ---------      ---------
    Income from continuing operations before income taxes, extraordinary item
       and cumulative effect of changes in accounting principles ...............       17,255         17,447          4,182
Income taxes ...................................................................        5,130          4,964          1,425
                                                                                    ---------      ---------      ---------
    Income from continuing operations before extraordinary item
      and cumulative effect of changes in accounting principles ................       12,125         12,483          2,757
                                                                                    ---------      ---------      ---------
Discontinued operations:
    Loss from operations of discontinued business, net .........................       (4,148)        (4,525)       (10,639)
    Loss on disposal of discontinued business, net .............................           --             --       (120,296)
                                                                                    ---------      ---------      ---------
Loss on discontinued operations ................................................       (4,148)        (4,525)      (130,935)
                                                                                    ---------      ---------      ---------
Income (loss) before extraordinary item and cumulative effect of
    changes in accounting principles ...........................................        7,977          7,958       (128,178)
Extraordinary item-loss on early extinguishment of debt, net of
    income tax benefit .........................................................           --             --             --
Cumulative effect on changes in accounting principles, net .....................       (1,049)            --             --
                                                                                    ---------      ---------      ---------
Net income (loss) ..............................................................    $   6,928      $   7,958      $(128,178)
                                                                                    =========      =========      =========


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                                      1996           1997
                                                                                    ---------      ---------
                                                                                     (DOLLARS IN THOUSANDS)
CONSOLIDATED OPERATING DATA:
Net Sales ......................................................................    $ 214,039      $ 216,796
Cost of sales ..................................................................      158,787        156,817
                                                                                    ---------      ---------
    Gross Profit ...............................................................       55,252         59,979
Selling, general and administrative expense ....................................       35,513         36,890
Restructuring charges ..........................................................        4,714             --
                                                                                    ---------      ---------
    Income from operations .....................................................       15,025         23,089
Interest expense ...............................................................       10,104         11,339
Non-operating expense (income), net ............................................          889              1
                                                                                    ---------      ---------
    Income from continuing operations before income taxes, extraordinary item
       and cumulative effect of changes in accounting principles ...............        4,032         11,749
Income taxes ...................................................................        1,755        (18,588)
                                                                                    ---------      ---------
    Income from continuing operations before extraordinary item
      and cumulative effect of changes in accounting principles ................        2,277         30,337
                                                                                    ---------      ---------
Discontinued operations:
    Loss from operations of discontinued business, net .........................           --             --
    Loss on disposal of discontinued business, net .............................           --             --
                                                                                    ---------      ---------
Loss on discontinued operations ................................................           --             --
                                                                                    ---------      ---------
Income (loss) before extraordinary item and cumulative effect of
    changes in accounting principles ...........................................        2,277         30,337
Extraordinary item-loss on early extinguishment of debt, net of
    income tax benefit .........................................................       (1,499)            --
Cumulative effect on changes in accounting principles, net .....................           --             --
                                                                                    ---------      ---------
Net income (loss) ..............................................................    $     778      $  30,337
                                                                                    =========      =========

                                        10

                                                             1993         1994        1995        1996        1997
                                                           ---------   ---------   ---------   ---------   ---------
Ratio of earnings to fixed charges ....................         3.3x        2.9x        1.4x        1.4x        2.0x
Depreciation and amortization .........................    $   4,278   $   5,054   $   6,132   $   7,783   $   6,245
Capital expenditures, net .............................        7,656       7,838       8,042         582       4,413
CONSOLIDATED BALANCE SHEET DATA:
Total assets (1) ......................................    $ 207,678   $ 252,582   $ 135,480   $ 131,636   $ 145,398
Total debt ............................................       78,669      94,304      95,650     110,397     105,667
Stockholders' equity (deficit) ........................       72,539      82,906     (41,601)    (38,997)    (11,072)

(1) Includes $53.1 million, $67.1 million, $19.0 million, $5.6 million and $0 of net current assets associated with discontinued operations as of December 31, 1993, 1994, 1995, 1996 and 1997, respectively, and $47.6 million, and $54.4 million of net non-current assets associated with discontinued operations as of December 31, 1993 and 1994, respectively. Net non-current assets associated with discontinued operations as of December 31, 1995, 1996, and 1997 were nil.
(2)  1996 amount includes approximately $1.0 million of restructuring charges.

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

     Historically, there have been relatively few participants in the domestic consumer wet/dry vacuum industry, and prior to 1993, Emerson Electric Co. and Genie were the Company's only significant competitors. Since 1993, Hoover, Eureka and Royal have introduced limited lines of consumer wet/dry vacuum products.

1997 AS COMPARED TO 1996

     Net sales in the year ended December 31, 1997 totaled $216.8 million or 1.3%, compared to net sales of $214.0 million in the year ended December 31, 1996. This increase is the net of (i) a $9.9 million increase in sales by the North American Group, attributable to the introduction of new products (QPV(R), All-Around(R) and Pro Series(R)) and new business, including manufacturing of motors and plastic parts for other consumer product manufacturers and (ii) a $7.1 million decrease in sales by the European Group, resulting from changes in currency exchange rates and lower sales primarily in the UK and Ireland's export business.

     Gross profit in the year ended December 31, 1997 totaled $60.0 million, an increase of approximately $4.7 million or 8.6% when compared to gross profit of $55.3 million in the year ended December 31, 1996. Gross profit as a percentage of net sales increased from 25.8% in the year ended December 31, 1996 to 27.7% in the year ended December 31, 1997. This increase in gross profit as a percentage of net sales resulted from (i) manufacturing cost reductions including the consolidation of plastic molding facilities during 1996 and the re-engineering of the Company's vacuum assembly operation to reduce material handling costs and increased automation of the Company's plastic molding activity in 1997 and (ii) increased sales in North America along with higher gross margins and reduced sales in Europe where gross margins are lower.

     SG&A expense decreased to $36.9 million in the year ended December 31, 1997 from $35.5 million in the year ended December 31, 1996, an increase of approximately $1.4 million. SG&A expense as a percentage of net sales increased from 16.6% in the year ended December 31, 1996 to 17.0% in the year ended December 31, 1997. Increases in SG&A expense primarily consisted of an increase in expenses related to the Company's upgrade of its business systems, executive compensation expenses, and increased advertising and sales promotional expense.

     Operating income, excluding the 1996 restructuring charge described below, increased to $23.1 million in the year ended December 31, 1997 from $19.7 million in the year ended December 31, 1996, an increase of approximately $3.4 million or 17.0%. Operating income as a percentage of net sales increased to 10.7% in the year ended December 31, 1997 from 9.2% (before restructuring) in the year ended December 31, 1996. An operating charge for restructuring European operations was incurred in the third quarter of 1996 for $4.7 million.

     Interest expense was $11.3 million in the year ended December 31, 1997, an increase of $1.2 million or approximately 12.2%, compared to $10.1 million in the year ended December 31, 1996. Interest expense as a percentage of net sales increased from 4.7% in the year ended December 31, 1996 to 5.2% in the year ended December 31, 1997. This increase was due to an increase in average borrowings and rates in 1997 as a result of the issuance of the Senior Secured Notes in the fourth quarter of 1996.

     The Company recognized an income tax benefit in the third quarter of 1997 resulting from the reduction of a previously recorded valuation allowance which had reduced the value of the Company's net deferred tax assets to zero. Due to the operating results experienced since the disposition of the Company's discontinued operations as well as other factors, management believes that the Company will, more likely than not, realize the benefit of these assets in the future. Also in the third quarter of 1997 a deferred tax liability was recognized with respect to the undistributed earnings of the Company's European subsidiaries. The net deferred tax assets arising from these adjustments resulted in a recorded tax benefit of $23.9 million. Without these deferred tax adjustments the Company's effective tax rate in 1997 was approximately 45%.

1996 AS COMPARED TO 1995

     Net sales in the year ended December 31, 1996 totalled $214.0 million, a decrease of approximately $17.3 million or 7.5%, compared to net sales of $231.3 million in the year ended December 31, 1995. This decrease was attributable primarily to (i) three major domestic retailers' general reduction of their respective wet/dry vacuum inventory balances in conjunction with overall programs to reduce inventory levels and reduced QSP(R) sales in 1996 compared to 1995 due to the introduction of the QSP(R) which resulted in increased 1995 sales to fill base inventory requirements, (ii) reduced 1x1(R) sales in 1996 due to two major retailers' decisions not to repeat 1995 promotions of this product, and (iii) lower sales volume in Europe, which reflects a reduction in the volume of steam cleaner sales due to negative publicity about steam cleaning generally and the strengthening U.S. dollar in 1996.

     Gross profit in the year ended December 31, 1996 totaled $55.3 million, an increase of approximately $3.3 million or 6.4% when compared to gross profit of $51.9 million in the year ended December 31, 1995. Gross profit as a percentage of net sales increased from 22.4% in the year ended December 31, 1995 to 25.8% in the year ended December 31, 1996. This increase in gross profit as a percentage of net sales resulted from (i) a reduction in the cost of raw materials and the manufacturing cost savings implemented in late 1995 and 1996,
(ii) liquidation of domestic LIFO reserves due to a decline in inventory levels and reductions in manufacturing costs of LIFO inventories, (iii) a lesser impact in 1996 of the inventory reduction at its major domestic customers compared to 1995, and (iv) the charges incurred in 1995 relating to the replacement of wet/dry vacuums in Australia as a result of defective motor components purchased from an independent vendor and incorporated in the Company's products sold in Australia. These improvements were offset by a decline in gross profit as a result of the decrease in net sales when compared to the prior year as well as a write down of inventories recognized in connection with the shut down of certain European operations.

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

     An operating charge for restructuring European operations was incurred in the third quarter of 1996 for $4.7 million. A $1.5 million charge resulted from the anticipated cost of severance, lease payments, and related shutdown expenses of the Salindres, France facility that manufactured steam cleaners. These operations were consolidated with the floor care manufacturing facilities in Tralee, Ireland in 1997 and helped the Company improve efficiencies. Further, a $3.2 million charge was recognized for severance, lease payments, and related restructuring expenses of the distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of cash are cash flow from operations and borrowings under its foreign overdraft facilities. The Company's principal uses of cash are to provide working capital, finance capital expenditures and meet debt service requirements.

     Net cash provided by operating activities was $4.0 million and $20.4 million in 1996 and 1997, respectively, which includes net cash provided (used) in connection with discontinued operations of ($13.4) million and $700,000 in 1996 and 1997, respectively.

     The Company's capital expenditures in 1996 and 1997 were $600,000 and $4.4 million, respectively. The Company's capital expenditures incurred in 1997 were primarily for manufacture of new products and equipment required to implement manufacturing cost reductions.

     Anticipated cash costs of approximately $7.0 million remain to be paid relating to the Company's indemnification obligations to the purchaser of the Company's discontinued operations and lease terminations, among other items. Approximately $1.5 million is expected to be paid in 1998. Through December 31, 1997 approximately $8.6 million of cash had been paid with respect to those items.

     In 1996 the Company terminated of steam cleaners at its facility in Salindres, France in order to consolidate all of its European manufacturing activities into its facility in Tralee, County Kerry, Ireland. In connection with this consolidation, the Company incurred a charge in 1996 of approximately $1.5 million to cover severance, lease payments, shut-down and related expenses. The Company also restructured its distribution operations in Austria, Germany, Hungary, the Netherlands and Spain. In connection with this restructuring, the Company incurred a charge in 1996 of approximately $3.2 million to cover severance, lease payments, shut-down and related expenses. Through December 31, 1997, approximately $2.7 million of cash had been paid with respect to these European restructuring charges. At December 31, 1997 approximately $500,000 remains in accrued expenses and other liabilities related to these restructuring charges. The Company expects to pay approximately $200,000 in cash during 1998 with respect to these charges.

     The Company has a revolving credit facility which permits borrowings of up to $25 million. During 1997, there were no amounts borrowed under this facility.

     The agreements with the lenders of the senior secured notes and the revolving credit facility contain certain financial and operating covenants requiring the Company to maintain certain financial ratios, limiting capital expenditures and limiting the Company's ability to create or permit certain liens. At December 31, 1997 the Company is in compliance with the agreements with the lenders of the senior secured notes and the revolving credit facility.

     The Company believes that it will be able to satisfy its debt service requirements and its working capital and capital expenditure requirements from operating cash flows together with availability under foreign overdraft and receivable discounting facilities.

RELIANCE ON CERTAIN CUSTOMERS

     During 1997 the Company's aggregate net sales to its ten largest customers were 55% of its total net sales. Sales to the Company's single largest customer represented approximately 16% of the Company's net sales in 1997.

YEAR 2000 ISSUES

     For many years the Company utilized a computer system with programs developed internally to address the Company's business system needs. Like most businesses, these systems generally used two digits to identify a year in date fields. With the approach of the year 2000 these two digit date fields were likely to cause erroneous recording of business transactions, difficulties in transacting business with many customers and vendors and difficulties in the Company's business planning processes.

     The Company recently began replacing its business information systems with updated systems. As part of this process the Company is installing software packages which address year 2000 issues.

     The Company anticipates future cash expenditures of $800,000 specifically related to year 2000 compliance. It is expected that the installation of year 2000 compliant systems will be completed in the second quarter of 1999.

FOREIGN OPERATIONS

     The Company has significant operations outside the United States, located principally in Western Europe. During the year ended December 31, 1997, the Company generated revenues from sales outside of the United States of $87.3 million, representing approximately 40% of the Company's total revenues during the period. See Note 11 to the consolidated financial statements of the Company and its subsidiaries included elsewhere herein.

     Sales of Europe. Although the Company's European operations have historically been profitable, operating results have been poor in comparison to the North American segment. The Company is involved in discussions with interested parties with respect to the possible sale of its European operations. The sale of the European operations would provide cash available for the reduction of debt.

     When appropriate, the Company enters into foreign exchange contracts to hedge its foreign exchange exposure. The objective of the hedging program is to manage the risk of adverse cash flow due to fluctuations in foreign currencies. The Company primarily hedges the Irish punt against other European currencies and the U.S. dollar against the Canadian dollar. At December 31, 1997, the Company had approximately $24.7 million in foreign exchange forward contracts outstanding. See Note 3 to the consolidated financial statements of the Company and its subsidiaries included elsewhere herein.

RAW MATERIALS

     The Company's operating profit margins are sensitive to the price of raw materials, particularly, copper, plastic resin and corrugated boxes. The Company does not believe that future raw material price increases in excess of price increases that may be obtained from customers will have a materially adverse effect on its operations taken as a whole.

     To protect the Company from increases in the price of copper the Company entered into a contract to hedge planned 1998 purchases of copper. At December 31, 1997, the Company had purchases of $1,475,000 under contract.

SEASONALITY

     The Company's business has not historically been subject to any seasonal fluctuations having a material effect upon the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In January 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". These statements establish standards for reporting and display of comprehensive income and its components and for reporting information about business segments and products in financial statements and establish new disclosure requirements relating to pension and other postretirement benefits. These pronouncements are effective for years beginning after December 15, 1997. Adoption of these statements is not expected to have a material affect on the Company's financial statements.

FORWARD-LOOKING INFORMATION -- RISK FACTORS

     To the extent the Registrant has made "forward-looking statements," certain risk factors could cause results to differ materially from those anticipated in such forward-looking statements. Competition from new entrants in the wet/dry vacuum market or the loss of significant customers could adversely effect the Company's share of the wet/dry vacuum market. Increases in raw material costs could adversely impact the future profitability of the Company. The Company's ability to successfully address Year 2000 issues could also adversely impact future profits. Overall anticipated performance of the Company could be affected by any serious economic downturns in the United States or Europe.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



                                                                            Page
Independent Auditors' Report                                                  18

Consolidated Financial Statements:
      Consolidated Balance Sheets as of December 31, 1996 and 1997            19

Consolidated Statements of Operations for the years ended
      December 31, 1995, 1996 and 1997                                        20

Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1995, 1996 and 1997                        21

Consolidated Statements of Cash flows for the years
      ended December 31, 1995, 1996 and 1997                                  22

Notes to Consolidated Financial Statements                                    23

Financial Statement Schedule -
      Schedule II - Valuation and Qualifying Accounts for the
         years ended December 31, 1995, 1996 and 1997                         42

      All other schedules are omitted as they are not applicable.

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Shop Vac Corporation:

We have audited the consolidated financial statements of Shop Vac Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shop Vac Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG Peat Marwick LLP


Harrisburg, Pennsylvania
March 6, 1998

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

===========================================================================================================
                                                                                          December 31,
                                                                                    -----------------------
Assets                                                                                1996           1997
-----------------------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents ...........................................         $ 21,141        34,450
      Accounts and notes receivable, less allowance for doubtful
         Receivables of $1,853 in 1996 and $1,946 in 1997 .................           29,154        25,265
      Inventories .........................................................           25,314        22,508
      Prepaid expenses and other current assets ...........................            3,222         2,636
      Deferred income taxes................................................               --         3,502
      Net current assets of discontinued operations .......................            5,556            --
-----------------------------------------------------------------------------------------------------------
Total current assets ......................................................           84,387        88,361

Property, plant, and equipment, net .......................................           30,922        29,428
Property, plant, and equipment under capital leases, net ..................            9,875         6,175
Deferred income taxes......................................................               --        15,846
Other assets ..............................................................            6,452         5,588
-----------------------------------------------------------------------------------------------------------
                                                                                    $131,636       145,398
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------
Current liabilities:
      Current portion of long-term debt ...................................         $  4,297         3,175
      Accounts payable ....................................................           20,688        19,450
      Accrued expenses ....................................................           26,278        17,701
-----------------------------------------------------------------------------------------------------------
Total current liabilities .................................................           51,263        40,326

Long-term debt ............................................................          106,100       102,492
Other liabilities .........................................................           13,270        13,652
-----------------------------------------------------------------------------------------------------------
Total liabilities .........................................................          170,633       156,470
-----------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
      Common stock, Class A voting, no par, 20,000 shares
         Authorized, 6,500 shares issued.  Class B
         nonvoting, no par, 1,000,000 shares authorized,
         650,000 shares issued ............................................               85            85
      Paid-in capital .....................................................              110           110
      Accumulated deficit .................................................          (43,986)      (13,649)
      Equity adjustment from foreign currency translation .................            4,794         2,382
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) ......................................          (38,997)      (11,072)
-----------------------------------------------------------------------------------------------------------
                                                                                    $131,636       145,398
===========================================================================================================

See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations


(dollars in thousands)

==============================================================================================================================
                                                                                               Years ended December 31,
                                                                                       ---------------------------------------
                                                                                         1995            1996           1997
------------------------------------------------------------------------------------------------------------------------------
Net sales.....................................................................        $ 231,323         214,039        216,796
Cost of sales.................................................................          179,416         158,787        156,817
------------------------------------------------------------------------------------------------------------------------------
Gross profit..................................................................           51,907          55,252         59,979
Selling, general, and administrative expense..................................           35,637          35,513         36,890
Restructuring charges.........................................................               --           4,714             --
------------------------------------------------------------------------------------------------------------------------------
Income from operations........................................................           16,270          15,025         23,089
Interest expense..............................................................           11,629          10,104         11,339
Non-operating expense, net....................................................              459             889              1
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before income taxes and extraordinary item................................            4,182           4,032         11,749
Income taxes (benefit)........................................................            1,425           1,755        (18,588)
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
    before extraordinary item.................................................            2,757           2,277         30,337
------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
    Loss from operation of discontinued
      business, net of income tax benefit.....................................          (10,639)             --             --
    Loss on disposal of discontinued business,
      net of income tax benefit...............................................         (120,296)             --             --
------------------------------------------------------------------------------------------------------------------------------
Loss on discontinued operations...............................................         (130,935)             --             --
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item.......................................         (128,178)          2,277         30,337
Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit.................................................               --           (1,499)           --
------------------------------------------------------------------------------------------------------------------------------
Net income (loss).............................................................        $(128,178)             788        30,337
==============================================================================================================================

See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity (Deficit)


(dollars in thousands)

                                                                        Common stock
                                                                 ---------------------------------------------
                                                                          Shares issued
                                                                 ------------------------------

                                                                    Class A      Class B
                                                                     voting     non-voting     Amount     Paid-in capital
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994......................................     6,500       650,000       $   85                 110

Net Loss........................................................        --            --           --                  --
Equity adjustment from foreign currency translation ............        --            --           --                  --
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995 .....................................     6,500       650,000       $   85                 110

Net income......................................................        --            --           --                  --
Equity adjustment from foreign currency translation ............        --            --           --                  --
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 .....................................     6,500       650,000       $   85                 110

Net income .....................................................        --            --           --                  --
Equity adjustment from foreign currency translation ............        --            --           --                  --
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 .....................................     6,500       650,000       $   85                 110
=========================================================================================================================

                                                                                            Equity
                                                                                        adjustment
                                                                  Retained            from foreign                  Total
                                                                  earnings                currency          stockholders'
                                                                  (deficit)            translation       equity (deficit)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994..................................       83,414                    (703)                 82,906

Net Loss....................................................     (128,178)                     --                (128,178)
Equity adjustment from foreign currency translation ........           --                   3,671                   3,671
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 .................................      (44,764)                  2,968                 (41,601)

Net income..................................................          778                      --                     778
Equity adjustment from foreign currency translation ........           --                   1,826                   1,826
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 .................................      (43,986)                  4,794                 (38,997)

Net income .................................................       30,337                      --                  30,337
Equity adjustment from foreign currency translation ........           --                  (2,412)                 (2,412)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 .................................      (13,649)                  2,382                 (11,072)
=========================================================================================================================

See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

=====================================================================================================================
                                                                                       Years ended December 31,
                                                                                 ------------------------------------
                                                                                 1995            1996            1997
---------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
    Net income (loss)................................................        $(128,178)            778         30,337
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
           Depreciation and amortization.............................            6,132           6,736          5,662
           Amortization included in interest expense.................               --              --            583
           Retirement of fixed assets................................               --              --            588
           Loss on disposal of discontinued operations...............          120,296              --             --
           Restructuring charges.....................................               --           3,035           (954)
              Changes in assets and liabilities:
              Accounts and notes receivable..........................              609           3,411          2,504
              Inventories............................................           11,086           3,630            913
              Prepaid expenses and other current assets..............            3,015             625           (196)
              Other assets...........................................            1,763          (4,804)           (83)
              Accounts payable and accrued expenses..................          (27,994)          2,379         (1,725)
              Deferred income taxes..................................             (412)             --        (19,670)
              Other liabilities......................................            4,070           1,584          1,785
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operations....................           (9,613)         17,374         19,744
Net cash provided (used) by discontinued operations..................           (9,317)        (13,413)           699
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities.....................          (18,930)          3,961         20,443
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures.............................................           (8,042)           (582)        (4,413)
    Proceeds from sale of property and equipment.....................              222              --             --
    Proceeds from sale of discontinued operations....................           30,000              --             --
    Investing activities of discontinued operations..................           (2,887)             --             --
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities.....................           19,293            (582)        (4,413)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from (payment of) revolving line-of-credit, net.........           18,063          48,681             --
    Payment of term loan.............................................           (8,000)             --             --
    Payment of private placement notes...............................           (9,238)        (30,762)            --
    Payment of industrial development revenue bonds..................             (500)         (2,300)            --
    Proceeds from issuance of other long-term debt...................            3,139         100,000             --
    Other long-term debt and capital lease payments..................           (3,234)         (3,510)        (2,268)
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities.....................              230          14,747         (2,268)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash..............................              (78)            333           (453)
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents............................              515          18,459         13,309
Cash and cash equivalents, beginning of year.........................            2,167           2,682         21,141
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year...............................          $ 2,682          21,141         34,450
=====================================================================================================================

See accompanying notes to consolidated financial statements.

SHOP-VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1995, 1996, and 1997
================================================================================
(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

      Shop Vac Corporation is a multi-national, manufacturing and distribution concern. The Company's principal line of business is the manufacture and distribution of wet/dry vacuum cleaners for consumer and industrial applications. The primary markets for the Company's products are the United States, Canada, Mexico, Australia, and Europe. The Company's primary customers include major discount retailers and major hardware and home center retailers. Sales and related cost of goods sold are recognized when products are shipped. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Shop Vac Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      CASH EQUIVALENTS

      Cash in excess of daily requirements is invested in short-term marketable securities with an original maturity of three to six months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of six months or less to be cash equivalents. Included in cash equivalents are corporate commercial paper and repurchase agreements of $26,026,000 and $2,045,000, respectively, at December 31, 1997. At December 31, 1996, commercial paper and repurchase agreements were $14,493,000 and $1,235,000, respectively.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost for most foreign inventories has been determined on the first-in, first-out (FIFO) basis. Cost for most domestic inventories has been determined on the last-in, first-out (LIFO) basis.




                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

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

      LONG-LIVED ASSETS

      The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are expensed as incurred. Such expenses were approximately $344,000, $253,000 and $190,000 in 1995, 1996, and
      1997, respectively.

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

      RETIREMENT BENEFIT PLANS

      Substantially all domestic employees participate in noncontributory pension plans and substantially all non- U.S. employees participate in contributory or noncontributory pension plans. Pension accounting information is disclosed in note 8 to the consolidated financial statements.


                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(1)   CONTINUED

      FOREIGN GOVERNMENT GRANTS

      The Company recognizes foreign government grants relating to the training and continued employment of certain personnel as a reduction in relevant expenses in the period in which related costs are incurred. Foreign government grants received by the Company toward the purchase of equipment and by lessors of equipment leased by the company under capital leases are recorded as a reduction in the cost of the acquired or leased asset (see note 13). The Company did not receive government grants in 1995, 1996, or 1997.

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

(2)   INVENTORIES

      Inventories are classified as follows (dollars in thousands):

                                        December 31,
                                  ----------------------
                                    1996           1997
--------------------------------------------------------
Raw materials ................    $11,778          8,518
Work-in-process ..............      5,620          4,821
Finished goods ...............      7,916          9,169
--------------------------------------------------------
                                  $25,314         22,508
========================================================

      At both December 31, 1996 and 1997, approximately 52% of total inventories are stated on the LIFO method. If the FIFO cost method had been used with respect to such inventories, total inventories would have been approximately $502,000 and $1,240,000 higher at December 31, 1996 and 1997, respectively.



                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(3)   FINANCIAL INSTRUMENTS

      The Company enters into foreign exchange forward contracts to hedge certain foreign currency transactions. These transactions include purchases of motors denominated in Italian lire and collection of intercompany amounts due to the Company's Irish manufacturing subsidiary as well as collection of intercompany amounts due from the Company's Canadian subsidiary resulting from its purchase of product manufactured by the Company. These contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. Assuming performance by the contracting parties, these contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The contracts are settled in cash upon expiration, resulting in a gain or loss measured by the difference between the spot rate and the contract rate at expiration. The Company does not hedge firm commitments beyond two years. The Company reduces the risk of losses due to nonperformance by counterparties by only entering into agreements with major international financial institutions. At December 31, 1996 and 1997, the Company had foreign exchange forward contracts outstanding as follows (amount in thousands):

                                                             1996           1997
---------------------------------------------------------------------------------
Irish punt against Italian lira (7,200,000 ITL)........    $ 3,751          4,041
Irish punt against British pound (2,970 GBP)...........      4,168          4,497
Irish punt against French franc (7,150 FF).............         --          1,202
Irish punt against Dutch guilder (940 DGL).............         --          1,794
Canadian dollar against U.S. dollar 17,500 CD).........      5,610         12,872
British pound against Italian lira (450,000 ITL).......         --            270
---------------------------------------------------------------------------------
                                                           $13,529         24,676
=================================================================================

      The fair value of the Company's foreign exchange forward contracts are estimated based on the difference between the contracted exchange rate and the spot rate at each balance sheet date. The fair value of such contracts was an asset of $147,000 and an asset of $311,000 at December 31, 1996 and 1997, respectively. The financial statements include no carrying amounts with respect to these contracts.

      The company also entered into a contract to hedge planned purchases of copper. At December 31, 1997, the amount outstanding under contract was $1,475,000. Based upon the spot rate at December 31, 1997, the fair market value of the contract was a liability of $332,000.



                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(3)   CONTINUED

      The carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable, and current portion of long-term debt approximate fair values due to the short-term maturities of these instruments.

      The fair values of the long-term portion of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The amount reported in the consolidated balance sheet for long- term debt approximates fair value.

 (4)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant, and equipment consisted of the following (dollars in thousands):

                                                                 December 31,
                                                           ----------------------
                                                             1996           1997
---------------------------------------------------------------------------------
Land ..................................................    $ 1,687          1,585
Buildings and improvements ............................     18,085         17,003
Machinery and equipment ...............................     69,423         67,201
Construction in progress ..............................        581          2,166
---------------------------------------------------------------------------------
                                                            89,776         87,955
Less accumulated depreciation .........................     58,854         58,527
---------------------------------------------------------------------------------
Net property, plant, and equipment ....................    $30,922        $29,428
=================================================================================

      Property, plant, and equipment under capital leases consisted of the following (dollars in thousands):

                                                            December 31,
                                                      ----------------------
                                                        1996           1997
----------------------------------------------------------------------------
Buildings ........................................    $ 3,966          1,237
Machinery and equipment ..........................      9,734          8,510
----------------------------------------------------------------------------
                                                       13,700          9,747
Less accumulated amortization ....................      3,825          3,572
----------------------------------------------------------------------------
Net property, plant, and equipment
    under capital leases .........................    $ 9,875          6,175
============================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(5)   OPERATING LEASES

      The Company rents certain real property and machinery and equipment under operating leases expiring at various dates through 2001. Rental expense under operating leases, including short-term machinery and equipment rental, aggregated approximately $873,000 in 1995, $790,000 in 1996, and $1,573,000 in 1997.

      Future minimum lease payments required under all noncancellable operating leases of continuing operations at December 31, 1997 are approximately as follows (dollars in thousands):

      1998 .......................   $1,420
      1999 .......................    1,034
      2000 .......................      483
      2001 .......................      412
      -------------------------------------
      Total minimum lease payments   $3,349
      =====================================

      The Company currently leases a sales/administration/distribution facility in England from an entity controlled by the stockholders of the Company. The Company also guaranteed up to UK(pound) 500,000 (approximately $825,000) of indebtedness incurred by the entity in connection with the entity's acquisition of the facility.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(6)   LONG-TERM DEBT

      Details of the Company's long-term debt are as follows (dollars in thousands):

                                                            December 31,
                                                      ----------------------
                                                         1996          1997
----------------------------------------------------------------------------
10-5/8% senior secured notes due 2003 ............    $100,000       100,000
Revolving line of credit .........................          --            --
Capital lease agreements, interest at rates
    ranging from 9% to 10.9% .....................       7,802         4,108
Other, substantially foreign, interest generally
    at average rate of 6.25% to 9.25% ............       2,595         1,559
----------------------------------------------------------------------------
                                                       110,397       105,667
Less current installments ........................       4,297         3,175
----------------------------------------------------------------------------
                                                      $106,100       102,492
============================================================================

      On October 1, 1996, the Company issued $100 million of senior secured notes. The notes bear interest, payable semi-annually, at 10-5/8% and mature on September 1, 2003. The net proceeds from the issuance of the notes were approximately $95.6 million after payment of $3.5 million in underwriters discounts and approximately $900,000 in expenses related to the offering. The net proceeds were used to repay $57.5 million outstanding under the Company's existing revolving line of credit and priority facility, $30.0 million of outstanding 10.83% private placement notes due 2001 and $2.5 million of related prepayment fees and expenses. The $2.5 million of prepayment fees and expenses are recorded as an extraordinary item, net of income tax benefit of $1 million. The remaining proceeds were used for general corporate purposes. Also on October 1, 1996, the Company established a new revolving credit facility for up to $25 million, subject to a borrowing base limitation based on the aggregate of certain percentages of the eligible accounts receivable and eligible inventory of the Company and its domestic subsidiaries. The new revolving credit facility expires in 1999 and bears interest, at the Company's option, at either: 0.75% plus the higher of the federal funds rate plus 0.5% per annum or the lender's prime commercial lending rate (9.25% at December 31, 1997); or LIBOR plus 2% (7.72% at December 31, 1997). The agreements with the lenders of the senior secured notes and the new revolving credit facility contain financial and operating covenants requiring the Company to maintain certain financial ratios, limiting capital expenditures and restricting its ability to incur certain indebtedness, make certain investments, and create or permit certain liens. At December 31, 1997 the Company is in compliance with the agreements with the lenders of the senior secured notes and the new revolving credit facility.

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(6)   CONTINUED

      The Company's future principal payments on long-term debt are approximately as follows (in thousands):

      1998 .....................   $  3,175
      1999 .....................      1,609
      2000 .....................        228
      2001 .....................        105
      2002 .....................        117
      Thereafter ...............    100,433
      -------------------------------------
      Total ....................   $105,667
      =====================================

(7)   INCOME TAXES

      Total income tax expense (benefit) is allocated as follows (dollars in thousands):

                                                                            Years ended December 31,
                                                                     -------------------------------------
                                                                        1995          1996          1997
----------------------------------------------------------------------------------------------------------
Income (loss) from operations ...................................    $ 1,425         1,755        (18,588)
Extraordinary item - loss on early extinguishment of debt .......         --          (998)            --
Results of discontinued operations ..............................        (76)           --             --
Loss on disposal of discontinued business .......................       (454)           --             --
----------------------------------------------------------------------------------------------------------
                                                                     $   895           757        (18,588)
==========================================================================================================


                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)   CONTINUED

      The domestic and foreign components of income (loss) from continuing operations before income taxes and extraordinary item are as follows (dollars in thousands):

                                             Years ended December 31,
                                       ------------------------------------
                                         1995          1996           1997
---------------------------------------------------------------------------
Domestic ..........................    $ 3,150        7,647          10,772
Foreign ...........................      1,032       (3,615)            977
---------------------------------------------------------------------------
                                       $ 4,182        4,032          11,749
===========================================================================

      Components of income tax expense (benefit) from continuing operations are as follows (dollars in thousands):

YEAR ENDED DECEMBER 31,
1995                         Current       Deferred        Total
----------------------------------------------------------------
Federal .................    $ 1,309          (414)          895
Foreign .................        493           (62)          431
State ...................        145           (46)           99
----------------------------------------------------------------
                               1,947          (522)        1,425
================================================================
1996
----------------------------------------------------------------
Federal .................    $   176           898         1,074
Foreign .................        566             3           569
State ...................         15            97           112
----------------------------------------------------------------
                             $   757           998         1,755
================================================================
1997
----------------------------------------------------------------
Federal .................    $   176       (17,312)      (17,136)
Foreign .................        740            40           780
State ...................        241        (2,473)       (2,232)
----------------------------------------------------------------
                             $ 1,157       (19,745)      (18,588)
================================================================

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
      The difference between the expected income tax expense from continuing operations at the statutory federal income tax rate of 35% and the actual income tax expense from continuing operations as reflected in the accompanying consolidated financial statements is as follows (dollars in thousands):

                                                                            Years ended December 31,
                                                                          ---------------------------
                                                                            1995     1996      1997
-----------------------------------------------------------------------------------------------------
Expense at statutory rate ............................................    $ 1,464    1,411     4,112
State income tax, net ................................................         64       73       527
Foreign taxes ........................................................         70    1,834       435
Change in beginning of year valuation allowance for deferred
    tax assets allocated to income tax expense .......................         --   (1,667)  (25,589)
Adjustment of deferred tax-undistributed earnings of
    foreign subsidiaries not previously recognized ...................         --       --     1,670
Other ................................................................       (173)     104       257
-----------------------------------------------------------------------------------------------------
Total provision for income taxes
    from continuing operations .......................................    $ 1,425    1,755   (18,588)
=====================================================================================================

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)   CONTINUED

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                                     Years ended December 31,
                                                                     ------------------------
                                                                       1996             1997
---------------------------------------------------------------------------------------------
Deferred tax assets:
    Accounts receivable, principally due to allowance
      for doubtful accounts .....................................    $   538             544
    Inventories, including uniform capitalization ...............        568             453
    Compensated absences and postretirement
           benefits principally due to accrual for
           financial reporting purposes .........................      1,851           1,705
    Liabilities due to accrual for financial
           reporting purposes ...................................      7,330           4,139
    Credit carryovers ...........................................      4,088           3,999
    Net operating loss carryforwards ............................     21,289          19,668
    Other .......................................................         96             628
--------------------------------------------------------------------------------------------
Total gross deferred tax assets .................................     35,760          31,136
Less valuation allowance ........................................     32,037           6,448
--------------------------------------------------------------------------------------------
                                                                       3,723          24,688
--------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Plant and equipment, due to differences in
      depreciation and capitalized interest .....................      3,607           3,534
    Undistributed earnings of foreign subsidiaries ..............         --           1,670
    Costs deferred for financial reporting currently
      deductible for tax ........................................        116             136
--------------------------------------------------------------------------------------------
Total gross deferred tax liabilities ............................      3,723           5,340
--------------------------------------------------------------------------------------------
Net deferred tax assets .........................................     $   --          19,348
============================================================================================

      The valuation allowance for deferred tax assets at January 1, 1996 was $33,704,000. The net change in the valuation allowance for the years ended December 31, 1996 and 1997 was a decrease of $1,667,000 and $25,589,000, respectively.


                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)   CONTINUED

      Prior to 1997, the Company had not recognized a deferred tax liability for the basis differences related to the stock in foreign subsidiaries since such differences are primarily related to undistributed earnings and the earnings are not expected to be remitted and become taxable to the Company in the foreseeable future. However, during 1997 the Company decided to consider alternatives to continued investment in the European entities, including sale of these operations. Accordingly, a deferred tax liability of $1,670,000 has been recognized. The accumulated amount of such undistributed earnings related to other foreign subsidiaries in which the investment is expected to be essentially permanent in duration and for which a deferred tax liability has not been recognized was approximately $2,356,000 at December 31, 1997.

      At December 31, 1997, the Company has federal alternative minimum tax credit carryovers of approximately $1,528,000 which are available to reduce future regular income taxes, if any, over an indefinite period.

      At December 31, 1997, the Company also has general business credit carryforwards of approximately $456,000 and foreign tax credit carryforwards of approximately $2,015,000 which are available to offset future federal income taxes. If not used to reduce federal income taxes these credits will expire as follows (dollars in thousands):

                                               General    Foreign
                                              business        tax
                                                credit     credit
-----------------------------------------------------------------
December 31, 1998..........................        --       1,441
December 31, 1999..........................        --         574
December 31, 2008..........................       203          --
December 31, 2009..........................       251          --
December 31, 2010..........................         2          --
==================================================================

      The Company has an estimated tax loss carryforward for federal income tax purposes of approximately $48.4 million at December 31, 1997 which is available to reduce federal income taxes, if any, through 2011 (substantially all expires in 2010) and state income taxes over various carryforward periods. The Company also has tax loss carryforwards in certain foreign jurisdictions which are available to reduce future income taxes in those jurisdictions. Based on the Company's historical and current pretax operating results, future reversals of existing taxable temporary differences, estimates of future taxable income, and available tax planning strategies, management believes that it is more likely than not that the recorded deferred tax assets, net of the valuation allowance, will be realized.

      The Company recognized an income tax benefit in 1997 resulting from a reduction of a previously recorded valuation allowance which had reduced the value of the Company's net deferred tax assets to zero. Due to operating results experienced since the disposition of the Company's discontinued operations, as well as other factors, management believes that the Company will, more likely than not, realize the benefit of these assets in the future.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(8)   EMPLOYEE BENEFIT PLANS

      The Company provides non-contributory, defined benefit pension plans covering substantially all domestic personnel. The benefits are based on average compensation and the number of years of service. The Company's funding policy is to contribute the recommended amount based on the calculations of the plans' consulting actuary.

      The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet (dollars in thousands):

                                                                                     December 31,
                                                                               ------------------------
                                                                                  1996          1997
-------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
    Accumulated benefit obligation, including vested
      benefits of $7,644 in 1996 and $8,920 in 1997 .......................    $ (8,393)        (9,579)
=======================================================================================================
Projected benefit obligation for service rendered to date .................    $(10,371)       (11,973)

Plan assets at fair value, primarily marketable securities
    and mutual funds ......................................................      10,135         12,073
-------------------------------------------------------------------------------------------------------
Excess (deficiency) of plan assets over projected benefit obligation ......        (236)           100
Unrecognized prior service cost ...........................................          45             33
Unrecognized net loss .....................................................       1,451          1,224
Unrecognized net transition obligation ....................................         (77)           (66)
------------------------------------------------------------------------------------------------------
Prepaid pension costs .....................................................    $  1,183          1,291
=======================================================================================================

      Net periodic pension cost includes the following components (dollars in thousands):

                                                               Years ended December 31,
                                                           --------------------------------
                                                             1995        1996        1997
-------------------------------------------------------------------------------------------
Service cost - benefits earned during the period ......    $ 1,478       1,449       1,367
Interest cost on projected benefit obligations ........        720         807         766
Return on plan assets .................................       (714)       (813)       (897)
Net amortization and deferral .........................        222          68          36
-------------------------------------------------------------------------------------------
Net period pension cost ...............................    $ 1,706       1,511       1,272
===========================================================================================

      A weighted-average discount rate of 7.5% in 1996 and 7.25% in 1997 and a rate of increase in future compensation levels of 4% in 1996 and 1997 were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.9% in 1996 and 1997.

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(8)   CONTINUED

      Certain U.S. employees of the Company are eligible to participate in the Shop-Vac Employees' Savings Plan. This plan allows employees to contribute up to 15% of their earnings as pretax contributions. The Company also makes matching contributions to each participant's account equal to 25% of the amount contributed by the employee, up to a maximum employee contribution of 6%. The Company's contributions to this plan totaled approximately $173,000, $160,000, and $182,000 during the years ended December 31, 1995, 1996, and 1997, respectively.

      Certain employees are also covered by a retirement benefit plan providing prescription drug benefits. The plan is not funded. The Company accounts for these costs by accruing for them over the employee service period. The accumulated benefit obligation at December 31, 1996 and 1997 was $1,691,000 and $1,765,000, respectively, and is reflected in other liabilities in the accompanying consolidated balance sheet. The benefit obligation was calculated using a discount rate of 7.5% and 7.25% at December 31, 1996 and 1997, respectively, and a 5% annual rate of increase in the cost of covered benefits. The effect of a one percentage point increase in the annual rate would increase the accumulated benefit obligation by approximately 16%.

(9)   STATEMENT OF CASH FLOWS

      Supplemental disclosure of cash flow information (dollars in thousands):

                                                              December 31,
                                                      --------------------------
                                                        1995     1996       1997
--------------------------------------------------------------------------------
Cash paid for interest ...........................   $11,879     7,852    12,626
Cash paid for income taxes .......................     1,176     1,084     1,221
Capital lease obligations of new
    property, plant, and equipment ...............     1,654       589        --
================================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(10)  COMMITMENTS AND CONTINGENCIES

      It is the opinion of the Company's management and legal counsel that various claims and litigation in which the Company is currently involved have been adequately provided for and any resulting claims or judgments will not materially affect the Company's business, financial condition, cash flows, or operations.

      Certain of the Company's European operations regularly discount portions of their trade accounts receivable with local banks. These accounts receivable are sold to the banks with recourse to the Company to the extent that the accounts receivable are not collectible by the bank. The sale of these receivables has been reflected as a reduction of accounts receivable. The discount on the receivables sold has been included in interest expense. Accounts receivable approximating $26,099,000 and $10,263,000 were sold under these arrangements during the years ended December 31, 1996 and 1997, respectively. As of December 31, 1996 and 1997 accounts receivable with outstanding balances of approximately $6,100,000 and $1,811,000, respectively, were held by the banks.

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

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(11)  GEOGRAPHIC INFORMATION

      The Company and its subsidiaries are primarily engaged in the manufacture and sale of various types of industrial and consumer wet/dry vacuum cleaners. The Company and subsidiaries operate in various geographic areas as indicated by the following (dollars in thousands):

                                                   Europe,
                                               principally
                                                   France,
                                                  Germany,
                                              Ireland, and
                                     United     the United                       Elimin-       Consoli-
                                     States        Kingdom         Other          ations          dated
=======================================================================================================
Year ended December 31, 1995:
    Total sales .............       $144,459        77,820         22,982        (13,938)       231,323
    Operating profit ........         14,458         1,627            185             --         16,270
    Identifiable assets,
      December 31, 1995 .....         71,203        38,042          7,206             --        116,451

Year ended December 31, 1996:
    Total sales .............        132,929        73,803         22,222        (14,915)       214,039
    Operating profit ........         17,144        (2,547)           428             --         15,025
    Identifiable assets,
      December 31, 1996 .....         81,555        36,579          7,946             --        126,080

Year ended December 31, 1997:
    Total sales .............        143,252        66,654         20,650        (13,760)       216,796
    Operating profit ........         21,463           734            846             46         23,089
    Identifiable assets,
      December 31, 1997 .....        111,398        27,518          6,482             --        145,398
=======================================================================================================

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

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(12)  BUSINESS AND CREDIT CONCENTRATIONS

      Most of the Company's customers are in the consumer products retail industry. Approximately 14%, 13% and 16% of net sales for the years ended December 31, 1995, 1996, and 1997, respectively, were with one customer. The Company's ten largest customers accounted for approximately 49%, 56% and 55% of the Company's net sales for 1995, 1996, and 1997, respectively, and approximately 61% and 58% of the Company's accounts receivable balances at December 31, 1996 and 1997, respectively.


(13)  FOREIGN GOVERNMENT GRANTS

      Under various agreements between one of the Company's foreign subsidiaries and the industrial development authority of a foreign government, the foreign subsidiary has received, upon satisfaction of certain conditions, grants from the foreign government amounting to approximately 45% of the cost of acquiring certain capital assets. In accordance with the grant agreements, the foreign subsidiary is required to maintain retained earnings in the amount of $3.1 million that may not be distributed as dividends for a period of 10 years from the date of the grant agreements. The foreign government may revoke the grants and require repayment of grants received by the foreign subsidiary if the foreign subsidiary violates any of the various grant agreements' provisions. Violation of the agreements would occur if, among other things, the foreign subsidiary changes the nature of its operations, ceases to operate, stops paying its liabilities, or becomes bankrupt. The foreign subsidiary believes it is in compliance with the provisions of the agreements. The foreign subsidiary's contingent liability for the repayment of grants received terminates 10 years from receipt of the grant amounts and amounted to $2.9 million at December 31, 1997. This contingent liability expires in varying amounts (ranging from $139,000 to $740,000 annually) beginning in 1998 and ending in 2004. A sale of the foreign subsidiary would not be expected to require a repayment of the grant contingent liability.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(14)  RESTRUCTURING CHARGES

      During 1996 the Company terminated the manufacture of steam cleaners at its facility in France and has consolidated all of its European manufacturing activities, including the production of steam cleaners, into its facility in Ireland. In connection with this consolidation, the Company incurred a pre-tax charge in 1996 of approximately $1.5 million to cover severance, lease termination payments, shut- down, and related expenses. The Company also restructured its distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain. In connection with such restructuring, the Company incurred a pre-tax charge in 1996 of approximately $3.2 million to cover severance, lease termination payments, shut-down and related expenses. In addition, the Company recorded charges of approximately $700,000 related to accounts receivable and general and administrative expenses and $600,000 related to inventories at these locations. These amounts were recorded in selling, general and administrative expenses, and cost of sales, respectively.

      The restructuring charges include approximately $1.8 million for severance and termination benefits for substantially all employees of the Company's steam cleaner manufacturing operations and the Company's distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain.

      The restructuring charges also included charges of approximately $500,000 to recognize the reduction in value of leasehold improvements at leased locations which were abandoned as a result of the restructuring of the steam cleaner and distribution operations. Additionally, a loss of $1.0 million was included in the restructuring charges which recognized the decline in value to zero of goodwill associated with the Company's Netherlands distribution operation.

      The remainder of the restructuring charges represents the cost of lease terminations and other obligations. During 1996 and 1997 approximately $1.7 million and $1 million, respectively, of cash expenditures were made with respect to these restructuring charges. At December 31, 1997 approximately $500,000 remains in accrued expenses and other liabilities related to these restructuring charges. The Company expects to pay approximately $200,000 in cash during 1998 with respect to these charges.

(15)  DISCONTINUED OPERATIONS

      During 1995 the Company adopted a formal plan of disposal and engaged an investment banking firm to sell its McCulloch Corporation subsidiary and other related assets worldwide. Subsequently, the Company entered into an agreement in October 1995 with a buyer to sell all of the McCulloch operations which sale was completed on November 1, 1995. The agreement to sell McCulloch required the Company to distribute McCulloch products in certain European locations through December 31, 1996. The Company was obligated to use the net proceeds from the sale of the operations to reduce debt.

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(15)  CONTINUED

      The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated financial statements to separately identify them as net current assets related to discontinued operations. As of December 31, 1996 these net assets consist of net working capital (primarily accounts receivable).

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

      In 1995 the Company recorded a loss on disposition of the net assets of discontinued operations of $120.3 million, net of a tax benefit of $0.5 million. The loss on disposal represents the net book value of the operations which were disposed of less the proceeds received of $30 million. Further, the loss includes charges, amounting to $19.6 million for reduction in the number of employees as a result of the sale, consolidation of certain offices and leased facilities, disposition of certain assets, estimated losses on existing contractual arrangements, estimated losses on European distribution of McCulloch products through December 31, 1996 and certain other charges resulting from the McCulloch disposition, such as certain indemnity obligations arising in connection with the McCulloch disposition, including, but not limited to, indemnification of the purchaser of McCulloch with respect to certain potential environmental, lease, product and workers' compensation liabilities. During 1996 and 1997 approximately $5.6 million and $3.0 million of cash, respectively, was paid with respect to those items. Anticipated cash costs of $7.0 million remains to be paid for these items. Approximately $1.5 million is expected to be paid in 1998.

(16)  SUBSEQUENT EVENTS

      During March 1998 the Company has entered into negotiations with a third party for the sale of the European Group.

================================================================================

                                   SCHEDULE II

                      SHOP VAC CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1995, 1996 and 1997

              COLUMN A                       COLUMN B      COLUMN C      COLUMN D         COLUMN E
              --------                       --------      --------      --------         --------
                                            BALANCE AT    ADDITIONS                      BALANCE AT
                                             BEGINNING    COSTS AND                        CLOSE OF
            DESCRIPTION                      OF PERIOD     EXPENSES     DEDUCTIONS           PERIOD
            -----------                     ----------    ---------     ----------       ----------
1995
ALLOWANCE FOR DOUBTFUL ACCOUNTS ........    $    1,833          129            237            1,725
1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS ........         1,725          742            614            1,853
1997
ALLOWANCE FOR DOUBTFUL ACCOUNTS ........         1,853          251            158            1,946

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company, their respective ages as of December 31, 1997 and their respective current positions with the Company are set forth below:

           NAME                  AGE                       POSITION
           ----                  ---                       --------
Jonathan Miller .............     49      Chairman of the Board, Chief Executive Officer and
                                          President, North American Group

Matthew Miller ..............     44      Vice Chairman of the Board and President, European
                                          Group

Kenneth Benbassat ...........     50      Director

R. Stewart Gentsch ..........     61      Director

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

     Kenneth Benbassat became a Director of the Company in 1997. Mr. Benbassat is an attorney and a Partner with the firm Loeb & Loeb LLP in its Los Angeles office.

     R. Stewart Gentsch became a Director of the Company in 1997. Prior to his retirement in 1995 Mr. Gentsch was President and General Manager of Stanley Tools Worldwide.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid for the fiscal years ended December 31, 1995, 1996, and 1997 to each of the persons who are the most highly compensated executive officers of the Company.

                                                                   ANNUAL COMPENSATION
                                            -----------------------------------------------------------------------
                                                                                   OTHER ANNUAL          ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR       SALARY        BONUS      COMPENSATION(1)(2)     COMPENSATION
---------------------------                 ----      --------     --------     ------------------     ------------
Jonathan Miller ........................    1997      $350,000     $400,000     $15,385                  $2,992 (3)
    Chairman of the Board, Chief            1996       164,717           --      11,952                   1,392
    Executive Officer and President,        1995       343,627           --      11,951                  11,517
    North American Group

Matthew Miller .........................    1997      $350,000     $400,000          --                  $3,392 (3)
    Vice Chairman of the Board              1996       187,888           --          --                   1,392
    and President, European Group           1995       355,911           --          --                   7,396

W. Earl Stogner ........................    1997      $675,000           --     $10,545                  $3,767 (3)
    Executive Vice President                1996       675,000           --       9,538                   2,367
    and Chief Financial Officer             1995       675,000           --       9,313                   8,986

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

                                                          YEARS OF SERVICE
                           -------------------------------------------------------------------------
REMUNERATION                  5          10         15         20         25         30         35
------------               -------    -------    -------    -------    -------    -------    -------
$100,000 ...............   $15,625    $31,250    $46,875    $46,875    $46,875    $46,875    $46,875
125,000 ................    20,000     40,000     60,000     60,000     60,000     60,000     60,000
150,000 ................    24,375     48,750     73,125     73,125     73,125     73,125     73,125
160,000 and above ......    26,125     52,250     78,375     78,375     78,375     78,375     78,375

     The compensation covered by the pension plan consists of base salary and bonus, if any, paid during each plan year. The covered compensation and credited years of service, as of December 31, 1997 for each of the officers named in the Executive Compensation table above were as follows: Jonathan Miller - $160,000, 27 years; Matthew Miller - $160,000, 22 years; W. Earl Stogner - $160,000, 9 years. Retirement benefits under the plan are calculated on the basis of a life annuity, 10 year certain.

(2) Comprised of amounts reimbursed to Jonathan Miller and W. Earl Stogner in connection with taxes paid by them with respect to the value of the personal use portion of Company-provided vehicles.

(3) Comprised of (i) a $1,392 term life insurance premium and (ii) contributions to the Shop Vac Employee Savings Plan.

     Kenneth Benbassat and R. Stewart Gentsch constitute the Company's compensation committee and participated in all deliberations of the Company's board of directors during the year ended December 31, 1997 concerning executive officer compensation.

     The outside directors of the Company (currently Mr. Benbassat and Mr. Gentsch) are paid directors fees of $1,000 per month plus $1,000 for each board meeting attended and $300 for each telephonic board meeting in which they participate.

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

     Pursuant to the terms of an employment agreement between the Company and W. Earl Stogner, the Company agreed to pay to Mr. Stogner a base salary at the rate of $675,000 per annum. In exchange for such compensation, Mr. Stogner has agreed to serve as a Director, Executive Vice President and Chief Financial Officer of the Company for a three-year evergreen term. Mr. Stogner's employment ended effective December 8, 1997. All amounts due to Mr. Stogner under the employment agreement have been accrued in the accompanying financial statements.

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

NAME AND ADDRESS OF BENEFICIAL OWNER                NUMBER OF SHARES BENEFICIALLY OWNED          PERCENTAGE OF OUTSTANDING
------------------------------------                -----------------------------------          -------------------------
                                                  CLASS A VOTING        CLASS B NON-VOTING
                                                  --------------        ------------------
Jonathan Miller...........................           3,250 (1)              325,000 (1)                     50%
Shop Vac Corporation
2323 Reach Road
Williamsport, PA 17701
Matthew Miller............................           3,250 (2)              325,000 (2)                     50%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently leases a sales/administration/distribution facility in Normanton, England from New Yorkshire Limited, an entity controlled by Jonathan and Matthew Miller. Annual rent under this lease for 1997 was $375,000 which was comparable to annual rent paid for similar facilities in arms-length transactions in the local market. The Company has also guaranteed up to approximately $825,000 of indebtedness incurred by New Yorkshire Limited from Midland Bank plc ("Midland") in connection with the acquisition of the Normanton facility.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)  Financial Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 1996 and 1997

           Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

           Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for Shop Vac Corporation and subsidiaries is included herein:

           II Valuation and Qualifying Accounts - years ended December 31, 1995, 1996 and 1997

           All other schedules are omitted as they are not applicable.

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the period ended December 31, 1997

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

10.1*             Credit Agreement, dated as of October 1, 1996, between Shop
                  Vac Corporation, Felchar Manufacturing Corporation and First
                  Union National Bank of North Carolina with respect to a
                  $25,000,000 revolving credit facility.
10.2*             Pledge Agreement, dated as of October 1, 1996, by Jonathan
                  Miller, Matthew Miller, the Jonathan Miller Family Limited
                  Partnership, the Matthew Miller Family Limited Partnership and
                  the Matthew Miller 1984 Children's Trust in favor of Marine
                  Midland Bank.
10.3*             Purchase Agreement, dated as of September 25, 1996, between
                  Shop Vac Corporation, Lehman Brothers and First Union Capital
                  Markets Corp.
10.4*             Shareholders Agreement dated July 21, 1987 by and among Shop
                  Vac Corporation, Martin Miller, as trustee, Jonathan Miller, individually and as a trustee, and Matthew Miller,
                  individually and as a trustee, as amended by Amendment to
                  Shareholders Agreement dated August 1, 1991.
10.5*             Employment Agreement dated March 14, 1996 with respect to
                  Jonathan Miller, as amended by a First Amendment dated
                  September 25, 1996.
10.6*             Employment Agreement dated March 14, 1996 with respect to
                  Matthew Miller, as amended by a First Amendment dated
                  September 25, 1996.
10.7*             Employment Agreement dated March 14, 1996 with respect to W.
                  Earl Stogner
10.8*             Stock Purchase Agreement dated October 22, 1995 by and among
                  Beaver Acquisition Corporation and Shop Vac Corporation, and
                  Amendment No. 1 to the Stock Purchase Agreement dated November
                  1, 1995.
12.1              Statement of Computation of Ratio of Earnings to Fixed
                  Charges. (Page 49)
21.1*             Subsidiaries of Shop Vac Corporation.
27.1              Financial Data Schedule (Page 50)
------------

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

                                     SHOP VAC CORPORATION


                                     By        /s/ Jonathan Miller
                                        -------------------------------------
                                                 JONATHAN MILLER
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  March 30, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of March 1998.


     SIGNATURE                                    TITLE
  /s/ Jonathan Miller
-------------------------     President and Chief Executive Officer and Director
    JONATHAN MILLER           (Principal Executive Officer)

  /s/ Matthew Miller
-------------------------     President of the European Group and Director
     MATTHEW MILLER

  /s/ David A. Grill
-------------------------     Vice President and Chief Financial Officer
     DAVID A. GRILL           (Principal Financial Officer and Principal
                              Accounting Officer)

                                  EXHIBIT INDEX


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

Exhibit No.       Description

10.6*             Employment Agreement dated March 14, 1996 with respect to
                  Matthew Miller, as amended by a First Amendment dated
                  September 25, 1996.
10.7*             Employment Agreement dated March 14, 1996 with respect to W.
                  Earl Stogner
10.8*             Stock Purchase Agreement dated October 22, 1995 by and among
                  Beaver Acquisition Corporation and Shop Vac Corporation, and
                  Amendment No. 1 to the Stock Purchase Agreement dated November
                  1, 1995.
12.1              Statement of Computation of Ratio of Earnings to Fixed
                  Charges. (Page 50)
21.1*             Subsidiaries of Shop Vac Corporation.
27.1              Financial Data Schedule (Page 51)
------------

* Previously filed with the Registrant's Form S-4 Registration Statement dated January 28, 1997 and incorporated herein by reference.