Form 10-Q
period 1998-03-31
SHOP VAC CORP
filed 1998-05-15
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at March 31, 1998 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

================================================================================================
Assets                                                       December 31, 1997    March 31, 1998
                                                                                   (Unaudited)
------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents .............................      $ 34,450            $ 26,696
   Receivables, less allowance for doubtful
      accounts of $1,946 in 1997 and $1,984
      in 1998 ............................................        25,265              24,226
    Inventories (note 2) .................................        22,508              25,327
    Prepaid expenses and other current assets ............         2,636               2,753
    Deferred income taxes ................................         3,502               4,637
------------------------------------------------------------------------------------------------
Total current assets .....................................        88,361              83,639
    Property, plant, and equipment, net ..................        29,428              29,796
    Property, plant, and equipment under
       capital leases, net ...............................         6,175               6,013
    Deferred income taxes ................................        15,846              14,035
    Other assets .........................................         5,588               5,369
------------------------------------------------------------------------------------------------
Total assets .............................................      $145,398            $138,852
================================================================================================






















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

=================================================================================================
Liabilities and Stockholders' Equity (Deficit)               December 31, 1997    March 31, 1998
                                                                                   (Unaudited)
-------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt .....................      $  3,175            $  2,989
    Accounts payable .....................................        19,450              18,850
    Accrued expenses .....................................        17,701              11,126
-------------------------------------------------------------------------------------------------
Total current liabilities ................................        40,326              32,965
Long-term debt ...........................................       102,492             102,154
Other liabilities ........................................        13,652              14,357

Stockholders' equity (deficit):
    Common stock, Class A voting, no par,
       20,000 shares  authorized,  6,500 shares
       issued.  Class B non-voting,  no par,
       1,000,000 shares authorized, 650,000
       shares issued .....................................            85                  85
    Paid in capital ......................................           110                 110
    Accumulated deficit ..................................       (13,649)            (12,874)
    Other comprehensive income - foreign currency
       translation adjustment ............................         2,382               2,055
-------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)......................      $(11,072)           $(10,624)
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)......      $145,398            $138,852
=================================================================================================

See accompanying notes to condensed consolidated financial statements.


















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

=======================================================================================
                                                                 Three months ended
                                                                      March 31,
---------------------------------------------------------------------------------------
                                                                 1997          1998
---------------------------------------------------------------------------------------
Net sales ................................................    $ 49,938       $ 48,677

Cost of sales ............................................      36,708         34,651
---------------------------------------------------------------------------------------
Gross profit .............................................      13,230         14,026
Selling, general and administrative expense ..............       9,085          9,848
---------------------------------------------------------------------------------------
Income from operations ...................................       4,145          4,178

Interest expense, net ....................................       2,822          2,590
Other expense (income), net ..............................         (31)           (16)
---------------------------------------------------------------------------------------
Income before income taxes ...............................       1,354          1,604

Income tax expense .......................................         143            829
---------------------------------------------------------------------------------------
Net income ...............................................    $  1,211       $    775
---------------------------------------------------------------------------------------

=======================================================================================
Comprehensive Income
=======================================================================================
Net income ...............................................    $  1,211       $    775

Other comprehensive income (loss):
   Foreign currency translation adjustment ...............        (852)          (327)
---------------------------------------------------------------------------------------
Comprehensive income .....................................    $    359       $    448
=======================================================================================

See accompanying notes to condensed consolidated financial statements.






                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(dollars in thousands)

==================================================================================
                                                              Three months ended
                                                                    March 31,
----------------------------------------------------------------------------------
                                                               1997         1998
----------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income ...........................................  $  1,211     $    775
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
        Depreciation and amortization ....................     1,469        1,371
        Amortization included in interest expense ........       146          146
        Restructuring charges ............................      (672)         (45)
        Changes in assets and liabilities:
           Accounts and notes receivable .................     3,546          896
           Inventories ...................................      (298)      (3,126)
           Prepaid expenses and other current assets .....      (493)        (279)
           Other assets ..................................      (138)         (28)
           Deferred income taxes .........................     -----          640
           Accounts payable and accrued expenses .........    (2,782)      (6,361)
           Other liabilities .............................     1,653          765
----------------------------------------------------------------------------------
Net cash provided (used) by continuing operations ........     3,642       (5,246)
Net cash provided (used) by discontinued operations ......     1,412         (398)
----------------------------------------------------------------------------------
Net cash provided (used) by operating activities .........     5,054       (5,644)
----------------------------------------------------------------------------------
Cash flows from investing activities:
        Capital expenditures .............................      (643)      (1,598)
----------------------------------------------------------------------------------
Net cash provided (used) by investing activities .........      (643)      (1,598)
----------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving line-of-credit, net ..........     -----        -----
    Long-term debt and capital lease payments ............    (2,081)        (478)
----------------------------------------------------------------------------------
Net cash provided (used) by financing activities .........    (2,081)        (478)
----------------------------------------------------------------------------------
Effect of exchange rate changes on cash ..................      (196)         (34)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .....     2,134       (7,754)
Cash and cash equivalents, beginning of year .............    21,141       34,450
----------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter ................    23,275       26,696
----------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid for interest ...............................     4,484        5,128
    Cash paid for income taxes ...........................        13          141
==================================================================================

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

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated March 30, 1998 for the year ended December 31, 1997.

(2)     Inventories are classified as follows:

===================================================================================
                                                December 31, 1997   March 31, 1998
                                                                     (Unaudited)
-----------------------------------------------------------------------------------
Raw materials ...............................       $  8,518           $ 10,588
Work-in-process .............................          4,821              5,645
Finished goods ..............................          9,169              9,094
-----------------------------------------------------------------------------------
                                                   $ 22,508            $ 25,327
===================================================================================

(3)     Financial Instruments

        The Company enters into foreign exchange forward contracts to hedge certain foreign currency transactions. These transactions include purchases of motors denominated in Italian lire and collection of intercompany amounts due to the Company's Irish manufacturing subsidiary as well as collection of intercompany amounts due from the Company's Canadian subsidiary resulting from its purchase of product manufactured by the Company. These contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. Assuming performance by the contracting parties, these contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The contracts are settled in cash upon expiration, resulting in a gain or loss measured by the difference between the spot rate and the contract rate at expiration. The Company does not hedge firm commitments beyond two years. The Company reduces the risk of losses due to nonperformance by counterparties by only entering into agreements with major international financial institutions. At December 31, 1997 and March 31, 1998, the Company had foreign exchange forward contracts outstanding as follows (amount in thousands):

                                                         December 31, 1997    March 31, 1998
                                                                               (Unaudited)
---------------------------------------------------------------------------------------------
Irish punt against Italian lira (7,200,000 ITL)........       $ 4,041           $ 4,082
Irish punt against British pound (2,867 GBP)...........         4,497             4,950
Irish punt against French franc (5,850 FF).............         1,202               975
Irish punt against Dutch guilder (3,000 DGL)...........         1,794             1,488
Canadian dollar against U.S. dollar (12,830 CD)........        12,872             9,003
British pound against Italian lira ....................           270             -----
---------------------------------------------------------------------------------------------
                                                              $24,676           $20,498
=============================================================================================

        The fair value of the Company's foreign exchange forward contracts are estimated based on the difference between the contracted exchange rate and the spot rate at each balance sheet date. The fair value of such contracts was an asset of $311,000 and a liability of $80,000 at December 31, 1997 and March 31, 1998, respectively. The financial statements include no carrying amounts with respect to these contracts.

        The company also entered into a contract to hedge planned purchases of copper. At December 31, 1997 and March 31, 1998, the amounts outstanding under contract were $1,475,000 and $1,195,000, respectively. Based upon the spot rate at December 31, 1997 and March 31, 1998, the fair market value of the contracts was a liability of $332,000 and $240,000, respectively.

(4)     Restructuring Charges

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

        The remainder of the restructuring charges represents the cost of lease terminations and other obligations. During 1997 and the first quarter of 1998 approximately $1 million and $50,000, respectively, of cash expenditures were made with respect to these restructuring charges. At March 31, 1998 approximately $500,000 remains in accrued expenses and other liabilities related to these restructuring charges. The Company expects to pay approximately $200,000 in cash during 1998 with respect to these charges.

(5) The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in the first quarter of 1998 which establishes standards for reporting and display of comprehensive income.

(6) During March 1998 the Company entered into negotiations with a third party for the sale of the Company's European operations. The European operations had revenues of $66.7 million for the year ended December 31, 1997 and $12.8 million for the three months ended March 31, 1998 and had assets of $24.3 million as of March 31, 1998.

SHOP VAC CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the three months ended March 31, 1998 totaled $48.7 million, a decrease of $1.3 million or 2.5% compared to the three months ended March 31, 1997. Net sales were $4.3 million lower than prior year in the European Group and $3.0 million higher in the North American Group in the three months ended March 31, 1998.

Gross profit in the three months ended March 31, 1998 totaled $14.0 million, an increase of approximately $800,000 or 6.0% when compared to the three months ended March 31, 1997. Gross profit as a percentage of sales increased from 26.5% in the three months ended March 31, 1997 to 28.8% in the three months ended March 31, 1998. This improvement was due to continued cost improvements and the sales volume increase in North America.

Selling, general and administrative ("SG&A") expense was $9.8 million in the three months ended March 31, 1998, an increase of approximately $800,000 compared to the three months ended March 31, 1997. SG&A expense as a percentage of net sales increased from 18.2% in the 1997 period to 20.2% in the 1998 period. Increases in SG&A expenses were primarily due to increased advertising and other selling expenses.

Income from operations of $4.2 million was substantially unchanged in the 1998 period compared to the 1997 period.

Net interest expense was $2.6 million in the three months ended March 31, 1998, a decrease of $200,000 or approximately 8.2% compared to the three months ended March 31, 1997. Interest expense is net of interest income of $258,000 and $415,000 for the three months ended March 31, 1997 and 1998, respectively.

Income tax expense for the three months ended March 31, 1998 increased approximately $700,000 compared to income tax expense for the three months ended March 31, 1997. The effective tax rate for the three months ended March 31, 1998 was 51.7% which is higher than the US federal tax rate due to state income taxes and losses in certain foreign jurisdictions. The effective tax rate for the three months ended March 31, 1997 was 10.6% which was substantially lower than the US federal tax rate principally due to a decrease in the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998 cash and cash equivalents decreased from $34.5 million to $26.7 million due to cash flow used by operating activities of $5.7 million, capital expenditures of $1.6 million, and debt reduction of $500,000.

Inventories at year end 1997 were at unusually low levels due to unexpectedly heavy demand in December. Inventories increased substantially in the first quarter of 1998, returning to more normal levels and consuming cash of $3.1 million. Accounts payable and accrued expenses decreased substantially during the first quarter of 1998, consuming cash of $6.4 million, principally due to the payment of interest on the Senior Secured Notes in March of 1998 and the payment of amounts due to a former officer of the Company in connection with his employment contract. Other operating activities generated cash of $3.8 million.

During the three months ended March 31, 1998, there were no significant changes to the Company's Year 2000 assessment.

The Company believes that it will be able to satisfy its debt service requirements and its working capital and capital expenditure requirements from operating cash flows.

FINANCIAL INSTRUMENTS

When appropriate, the Company enters into foreign exchange contracts to hedge its foreign exchange exposures. The objective of the hedging program is to manage the risk of adverse cash flow due to fluctuations in foreign currencies. The Company primarily hedges the Irish punt against other European currencies and the US dollar against the Canadian dollar. At March 31, 1998, the Company had approximately $20.5 million in foreign exchange forward contracts outstanding.

To protect the Company from increases in the price of copper the Company entered into a contract to hedge planned 1998 purchases of copper. At March 31, 1998, the Company had purchases of $1.2 million under contract.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". In January 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". These Statements establish standards for reporting information about business segments and products in financial statements and establish new disclosure requirements relating to pension and other postretirement benefits. These Statements are effective for fiscal years beginning after December 15, 1997.

In March 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in SOP 98-1) in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998.

Adoption of the above statements is not expected to have a material affect on the Company's financial statements.

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

                           PART II - OTHER INFORMATION


ITEMS 1 - 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

27.1    Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHOP VAC CORPORATION



                                 By      / s / David A. Grill
                                   --------------------------------
                                            David A. Grill
                                          Vice President and
                                        Chief Financial Officer

Date:     May 15, 1998