Form 10-Q
period 1998-06-30
SHOP VAC CORP
filed 1998-08-12
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at June 30, 1998 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

====================================================================================
Assets                                          December 31, 1997     June 30, 1998
                                                                       (Unaudited)
------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents ................        $ 34,450            $ 34,731
   Receivables, less allowance for doubtful
      accounts of $1,946 in 1997 and $1,351
      in 1998 ...............................          25,265              17,779
    Inventories (note 2) ....................          22,508              17,193
    Prepaid expenses and other current assets           2,636               1,249
    Deferred income taxes ...................           3,502               4,762
------------------------------------------------------------------------------------
Total current assets ........................          88,361              75,714
    Property, plant, and equipment, net .....          35,603              29,591
    Deferred income taxes ...................          15,846              13,305
    Other assets ............................           5,588               5,111
------------------------------------------------------------------------------------
Total assets ................................        $145,398            $123,721
====================================================================================
























                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

================================================================================================
Liabilities and Stockholders' Equity (Deficit)             December 31, 1997      June 30, 1998
                                                                                   (Unaudited)
------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt ....................       $   3,175           $      30
    Accounts payable ....................................          19,450              11,503
    Accrued expenses ....................................          17,701              11,300
------------------------------------------------------------------------------------------------
Total current liabilities ...............................          40,326              22,833
Long-term debt ..........................................         102,492             100,024
Other liabilities .......................................          13,652              13,462

Stockholders' equity (deficit):
    Common stock, Class A voting, no par,
       20,000 shares  authorized,  6,500 shares
       issued.  Class B non-voting,  no par,
       1,000,000 shares authorized, 650,000
       shares issued ....................................              85                  85
    Paid in capital .....................................             110                 110
    Accumulated deficit .................................         (13,649)            (12,275)
    Other comprehensive income - foreign currency
       translation adjustment ...........................           2,382                (518)
------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) ....................       $ (11,072)          $ (12,598)
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit).....       $ 145,398           $ 123,721
================================================================================================


See accompanying notes to condensed consolidated financial statements.

















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

=============================================================================================================================
                                                                Three months ended                    Six months ended
                                                                     June 30,                             June 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                             1997               1998               1997               1998
-----------------------------------------------------------------------------------------------------------------------------
Net sales.........................................        $ 49,727           $ 47,884          $  99,665           $  96,561

Cost of sales.....................................          35,484             32,760             72,192              67,411
-----------------------------------------------------------------------------------------------------------------------------
Gross profit......................................          14,243             15,124             27,473              29,150
Selling, general and administrative expense.......           8,586             10,162             17,671              20,010
Loss on sale of European operations...............           -----              1,540              -----               1,540
-----------------------------------------------------------------------------------------------------------------------------
Income from operations............................           5,657              3,422              9,802               7,600

Interest expense, net.............................           2,996              2,623              5,818               5,213
Other expense (income), net.......................             (34)                39                (65)                 23
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes........................           2,695                760              4,049               2,364

Income tax expense................................               9                161                152                 990
-----------------------------------------------------------------------------------------------------------------------------
Net income .......................................      $    2,686        $       599         $    3,897           $   1,374
=============================================================================================================================

See accompanying notes to condensed consolidated financial statements.



















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

===============================================================================================
                                                                         Six months ended
                                                                             June 30,
-----------------------------------------------------------------------------------------------
                                                                      1997               1998
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income .............................................        $ 3,897         $    1,374
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization......................           3,003              2,728
        Amortization included in interest expense..........             292                292
        Loss on sale of European operations................           -----              1,540
        Restructuring charges..............................            (918)               (46)
        Changes in assets and liabilities:
           Accounts and notes receivable...................           1,745                457
           Inventories.....................................          (3,613)            (2,415)
           Prepaid expenses and other current assets.......            (717)              (230)
           Other assets....................................            (100)               (19)
           Deferred income taxes...........................           -----                563
           Accounts payable and accrued expenses...........           4,563             (4,093)
           Other liabilities...............................           1,639                750
-----------------------------------------------------------------------------------------------
Net cash provided by continuing operations.................           9,791                901
Net cash provided (used) by discontinued operations........           1,619               (588)
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities..................          11,410                313
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Proceeds from sale of European operations,
           net of European cash balance at date of
           sale............................................           -----              6,043
        Capital expenditures...............................          (1,843)            (2,257)
-----------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities...........          (1,843)             3,786
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Long-term debt and capital lease payments...............         (2,755)            (3,800)
-----------------------------------------------------------------------------------------------
Net cash used by financing activities.......................         (2,755)            (3,800)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash.....................           (345)               (18)
-----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents...................          6,467                281
Cash and cash equivalents, beginning of year................         21,141             34,450
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter...................         27,608             34,731
-----------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid for interest..................................          4,779              4,959
    Cash paid for income taxes..............................            111                475
===============================================================================================

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

        These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated March 30, 1998 for the year ended December 31, 1997.

(2)     Inventories are classified as follows:

========================================================================================
                                                  December 31, 1997       June 30, 1998
                                                                           (Unaudited)
----------------------------------------------------------------------------------------
Raw materials..................................       $  8,518               $  7,935
Work-in-process................................          4,821                  5,162
Finished goods.................................          9,169                  4,096
----------------------------------------------------------------------------------------
                                                      $ 22,508               $ 17,193
========================================================================================

(3) The Company will be required to adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" for its 1998 annual financial statements. Comprehensive income for the periods ended June 30, 1997 and 1998 are presented below:

===================================================================================================================
                                                             Three months ended                Six months ended
                                                                   June 30,                        June 30,
-------------------------------------------------------------------------------------------------------------------
                                                            1997            1998            1997             1998
-------------------------------------------------------------------------------------------------------------------
Net income..........................................       $2,686         $   599          $3,897           $1,374

Other comprehensive income (loss):
   Foreign currency translation adjustment..........         (467)             57          (1,319)            (270)
Less: reclassification adjustment for gain
   included in net income resulting from the
   sale of the European operations..................        -----          (2,630)          -----           (2,630)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss).........................       $2,219         $(1,974)         $2,578          $(1,526)
===================================================================================================================

(4) On May 28, 1998, the Company completed the sale of its European operations to Glen Dimplex and certain of its affiliates ("Glen Dimplex"). In the transaction Shop Vac sold its capital stock ownership in Goblin

        Limited (a UK corporation), Goblin Ireland Limited (an Irish corporation), FAM Nederland B.V. (a Netherlands corporation), and Shop Vac Gesellschaft mbH (an Austrian corporation) and transferred the businesses of its French branch operation and of its German subsidiary, Shop Vac Vertriebs GmbH for approximately $7,500,000 less transaction costs of approximately $600,000. Glen Dimplex also assumed certain liabilities of the French branch operation and of Shop Vac Vertriebs GmbH.

        The European operations had assets of $27.5 million as of December 31, 1997. Summarized information relating to the European operations for the year ended December 31, 1997 and the period from January 1, 1998 to May 28, 1998 (date of sale) is presented below. Amounts presented exclude intercompany management fees charged to the European operations.

==================================================================================
                                                           1997            1998
----------------------------------------------------------------------------------
Net sales ........................................      $ 66,654        $ 20,902
Cost and expenses ................................        64,868          21,115
----------------------------------------------------------------------------------
Income (loss) before income taxes ................         1,786            (213)
Income taxes .....................................           286             198
----------------------------------------------------------------------------------
Net income (loss) ................................      $  1,500        $   (411)
==================================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the second quarter were $47.9 million, a decrease of $1.8 million or 3.7% compared to the second quarter of 1997. Net sales of the European Group were $12.2 million lower in the second quarter primarily due to a large promotional order in the first half of last year and the sale of the European operations in May 1998. Net sales of the North American Group (which includes the Company's Australian operations) were $10.4 million higher in the second quarter compared to 1997. New products introduced in the fall of 1997, increased advertising, and generally favorable business conditions all had a positive impact on North American revenues.

Net sales in the first six months were $96.6 million, a decrease of $3.1 million or 3.1% compared to the first six months of 1997. Net sales of the European Group were $16.5 million lower in the first six months primarily due to a large promotional order in the first half of last year and the sale of the European operations in May. Net sales of the North American Group were $13.4 million higher in the first six months of 1998 compared to 1997.

Gross profit in the quarter totaled $15.1 million, an increase of $900,000 or 6.2% over the second quarter of 1997. Gross profit in the first six months totaled $29.2 million, an increase of $1.7 million or 6.1% over the first six months of 1997. The improvements in the quarter and the first six months were due to a more favorable product mix, continued cost improvements and the sales volume increases in the North American Group.

Selling, general and administrative ("SG&A") expense in the quarter totaled $10.2 million, an increase of $1.6 million or 18.4% over the second quarter of 1997. SG&A expenses in the first six months totaled $20.0 million, an increase of $2.3 million or 13.2% over the first six months of 1997. Increases in SG&A expenses in the quarter and the first six months were primarily due to increased advertising and sales promotional expenditures.

The Company incurred a loss in the second quarter of $1,540,000 on the sale of its European operations computed as follows:

================================================================================
(Amounts in thousands)
--------------------------------------------------------------------------------
Cash proceeds (net of expenses)..............................       $   6,900
Less net assets sold and fees incurred.......................           8,440
--------------------------------------------------------------------------------
Loss on sale.................................................       $   1,540
================================================================================

Income from operations (including the loss on sale of the European operations) in the quarter was $3.4 million, a decrease of $2.2 million or 39.5% compared to the second quarter of 1997. This decrease is primarily attributable to the European operations where operating income was $2.1 million lower in the second quarter than the same period for the prior year as well as the loss on sale of European operations ($1.5 million). This decline in European operating income was due to the significant decline in sales compared to the prior year.

Income from operations in the first six months totaled $7.6 million, a decrease of $2.2 million or 22.5% compared to the first six months of 1997. This decrease is primarily attributable to the European operations where operating income was $3.0 million lower in the first six months than the same period for the prior year as well as the loss on sale of the European operations. This decline in European operating income was due to the significant decline in sales compared to the prior year.

These decreases were partially offset by improved North American operating income.

Income from operations in 1998 (excluding the loss on sale of the European operations) was $5.0 million and $9.1 million in the second quarter and first six months, respectively.

Net interest expense was $2.6 million in the quarter, a decrease of $400,000 or 12.4% compared to the second quarter of 1997. Net interest expense in the first six months was $5.2 million, a decrease of $600,000 or 10.4% compared to the first six months of 1997. The lower net interest expense was due to reduced borrowings and increased interest income on higher cash investments.

Income tax expense for the quarter increased approximately $150,000 compared to the second quarter of 1997. Year to date income tax expense was approximately $800,000 greater than the comparable prior year period. The effective tax rate for the quarter was 21.2% and for the first six months was 41.9%. These effective rates differ from the U.S. federal tax rate due to losses in foreign jurisdictions, principally Europe, as well as state income taxes, both of which increased the effective tax rate, less the effect of a U.S. state tax law change enacted during the second quarter of 1998 which reduced the effective tax rate. The effective tax rates for the second quarter of 1997 and the first six months of 1997 were .3% and 3.8% respectively, which are substantially lower than the U.S. federal tax rate, principally due to decreases in the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated balance sheet as of June 1998 reflects the reductions in assets and liabilities that were transferred with the European operations. The accompanying consolidated statement of cash flows excludes the changes in assets and liabilities that were transferred. The following comments on liquidity are based on operating performance and do not include changes in balance sheet line items resulting from the sale of the European operations.

During the six months ended June 30, 1998, cash equivalents increased from $34.5 million to $34.7 million due to cash received on the sale of the European operations (after expenses) of $6.9 million and cash generated through operations of $300,000, partially offset by cash used for capital expenditures of $2.3 million, debt reduction of $3.8 million and European cash transferred as part of the sale of $900,000. Debt reduction primarily resulted from the payment of capital leases with cash received from the sale of the European operations.

North American inventories at year end 1997 were unusually low due to unexpectedly heavy demand in December. Inventories increased during the first half of 1998, returning to more normal levels and consuming cash of $2.4 million. Accounts payable and accrued expenses consumed $4.1 million during the first six months of 1998 due to reductions in European accounts payable prior to the sale and the payment of North American accrued expenses. Other operating activities generated cash of $6.8 million.

During the three months ended June 30, 1998 there were no significant changes to the Company's Year 2000 assessment.

The Company believes that it will be able to satisfy its debt service requirements and its working capital and capital expenditure requirements from operating cash flows.

FORWARD-LOOKING INFORMATION  -- RISK FACTORS

To the extent the Registrant has made "forward-looking statements," certain risk factors could cause results to differ materially from those anticipated in such forward-looking statements. Competition from new entrants in the wet/dry vacuum market or the loss of significant customers could adversely effect the Company's share of the wet/dry vacuum market. Increases in raw material costs could adversely impact the future profitability of the Company. The Company's ability to successfully address Year 2000 issues could also adversely impact future profits. Overall anticipated performance of the Company could be affected by any serious economic downturns.

                           PART II - OTHER INFORMATION


Items 1 - 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

27.1    Financial Data Schedule

B.  Reports on Form 8-K

A report on Form 8-K was filed on June 10, 1998 reporting the sale of the Shop Vac European operations on May 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHOP VAC CORPORATION



                                            By       /s/ David A. Grill
                                              -----------------------------
                                                      David A. Grill
                                                    Vice President and
                                                  Chief Financial Officer

Date:     August 12, 1998