Form 10-Q
period 1998-09-30
SHOP VAC CORP
filed 1998-11-13
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at September 30, 1998 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

========================================================================================================
Assets                                                         December 31, 1997     September 30, 1998
                                                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents ...............................         $ 34,450            $ 34,011
   Receivables, less allowance for doubtful
      accounts of $1,946 in 1997 and $1,335
      in 1998 ..............................................           25,265              21,724
    Inventories (note 2) ...................................           22,508              18,108
    Prepaid expenses and other current assets ..............            2,636               1,096
    Deferred income taxes ..................................            3,502               4,412
--------------------------------------------------------------------------------------------------------
Total current assets .......................................           88,361              79,351
    Property, plant, and equipment, net ....................           35,603              28,462
    Deferred income taxes ..................................           15,846              12,950
    Other assets ...........................................            5,588               4,794
--------------------------------------------------------------------------------------------------------
Total assets ...............................................         $145,398            $125,557
--------------------------------------------------------------------------------------------------------
























                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(dollars in thousands)

=======================================================================================================
Liabilities and Stockholders' Equity (Deficit)                 December 31, 1997    September 30, 1998
                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt .......................         $   3,175           $      31
    Accounts payable .......................................            19,450              13,067
    Accrued expenses .......................................            17,701              10,300
-------------------------------------------------------------------------------------------------------
Total current liabilities ..................................            40,326              23,398
Long-term debt .............................................           102,492             100,016
Other liabilities ..........................................            13,652              13,332

Stockholders' equity (deficit):
    Common stock, Class A voting, no par,
       20,000 shares  authorized,  6,500 shares
       issued.  Class B non-voting,  no par,
       1,000,000 shares authorized, 650,000
       shares issued .......................................                85                  85
    Paid in capital ........................................               110                 110
    Accumulated deficit ....................................           (13,649)            (10,586)
    Other comprehensive income - foreign currency
       translation adjustment ..............................             2,382                (798)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) .......................         $ (11,072)          $ (11,189)
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit) .......         $ 145,398           $ 125,557
=======================================================================================================

See accompanying notes to condensed consolidated financial statements.

















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

============================================================================================================================
                                                                Three months ended                    Nine months ended
                                                                  September 30,                         September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                             1997               1998               1997               1998
----------------------------------------------------------------------------------------------------------------------------
Net sales.........................................        $ 52,217           $ 40,916           $151,882           $137,477

Cost of sales.....................................          38,274             27,599            110,466             95,010
----------------------------------------------------------------------------------------------------------------------------
Gross profit......................................          13,943             13,317             41,416             42,467
Selling, general and administrative expense.......           9,835              8,200             27,506             28,210
Loss on sale of European operations...............           -----              -----              -----              1,540
----------------------------------------------------------------------------------------------------------------------------
Income from operations............................           4,108              5,117             13,910             12,717

Interest expense, net.............................           2,782              2,419              8,600              7,632
Other expense (income), net.......................              35               (122)               (30)               (99)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes........................           1,291              2,820              5,340              5,184

Income tax expense (benefit)......................         (22,120)             1,131            (21,968)             2,121
----------------------------------------------------------------------------------------------------------------------------
Net income .......................................      $   23,411           $  1,689         $   27,308          $   3,063
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.



















                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

===================================================================================================
                                                                            Nine months ended
                                                                               September 30,
---------------------------------------------------------------------------------------------------
                                                                          1997              1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income ..................................................      $ 27,308          $  3,063
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization ...........................         4,230             3,914
        Amortization included in interest expense ...............           437               437
        Retirement of fixed assets ..............................          --                 265
        Loss on sale of assets ..................................          --               1,540
        Changes in assets and liabilities:
           Receivables ..........................................          (986)           (3,599)
           Inventories ..........................................        (5,733)           (3,489)
           Prepaid expenses and other current assets ............          (273)             (165)
           Other assets .........................................           (98)               53
           Deferred income taxes ................................       (22,369)            1,257
           Accounts payable and accrued expenses ................         3,176            (3,144)
           Accrued restructuring charges ........................        (1,021)              (46)
           Other liabilities ....................................         1,625               620
---------------------------------------------------------------------------------------------------
Net cash provided by continuing operations ......................         6,296               706
Net cash provided (used) by discontinued operations .............         1,310              (944)
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities .......................         7,606              (238)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Net proceeds from sale of assets ........................          --               6,718
        Capital expenditures ....................................        (3,156)           (3,120)
---------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities ................        (3,156)            3,598
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Long-term debt and capital lease payments ...................        (2,192)           (3,805)
---------------------------------------------------------------------------------------------------
Net cash used by financing activities ...........................        (2,192)           (3,805)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash .........................          (474)                6
---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents .......................         1,784              (439)
Cash and cash equivalents, beginning of year ....................        21,141            34,450
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter .......................        22,925            34,011
---------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid for interest ......................................        10,106            10,220
    Cash paid for income taxes ..................................           694               664
===================================================================================================

See accompanying notes to condensed consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

(1) The accompanying interim unaudited condensed consolidated financial statements include the accounts of Shop Vac Corporation and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

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

(2)     Inventories are classified as follows:

=========================================================================================
                                                 December 31, 1997   September 30, 1998
                                                                         (Unaudited)
----------------------------------------------------------------------------------------
Raw materials ...............................         $ 8,518             $ 7,267
Work-in-process .............................           4,821               6,134
Finished goods ..............................           9,169               4,707
----------------------------------------------------------------------------------------
                                                      $22,508             $18,108
========================================================================================

(3) The Company will be required to adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" for its 1998 annual financial statements. Comprehensive income for the periods ended September 30, 1997 and 1998 are presented below:

=============================================================================================================
                                                          Three months ended            Nine months ended
                                                             September 30,                 September 30,
-------------------------------------------------------------------------------------------------------------
                                                         1997           1998           1997           1998
-------------------------------------------------------------------------------------------------------------
Net income .......................................    $ 23,411       $  1,689       $ 27,308       $  3,063

Other comprehensive income (loss):
   Foreign currency translation adjustment .......        (588)          (280)        (1,907)          (550)
Less: reclassification adjustment for gain
   included in net income resulting from the
   sale of the European operations ...............          --             --             --         (2,630)
-------------------------------------------------------------------------------------------------------------
Comprehensive income (loss) ......................    $ 22,823       $  1,409       $ 25,401       $   (117)
=============================================================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales in the third quarter were $40.9  million,  a decrease of $11.3 million or 21.6% compared to the third quarter of 1997. Net sales were down $14.0 million in the third quarter due to the disposition of the Company's European operations in the second quarter of 1998. Net sales of the North American Group were $2.7 million higher in the third quarter compared to 1997. New products introduced in the fall of 1997, increased advertising, and generally favorable business conditions all had a positive impact on North American revenues.

Net sales in the first nine months were $137.5 million, a decrease of $14.4 million or 9.5% compared to the first nine months of 1997. Net sales of the European Group were $30.5 million lower in the first nine months primarily due to the disposition of the Company's European operations in the second quarter of 1998 and a large promotional order in the first half of last year. Net sales of the North American Group were $16.1 million higher in the first nine months of 1998 compared to 1997.

Gross profit in the quarter totaled $13.3 million, a decrease of $600,000 or 4.5% compared to the third quarter of 1997. Gross profit declined $2.6 million due to the reduced European Group sales, partially offset by improved North American gross profits of $2.0 million. Gross profit in the first nine months totaled $42.5 million, an increase of $1.1 million or 2.5% over the first nine months of 1997. The improvement in the first nine months was due to a more favorable product mix, continued cost improvements and the sales volume increases in the North American Group, partially offset by reduced gross profit from the European Group of $6.5 million.

Selling, general and administrative ("SG&A") expense in the quarter totaled $8.2 million, a decrease of $1.6 million or 16.6% compared to the third quarter of 1997. SG&A expenses in the first nine months totaled $28.2 million, an increase of $700,000 or 2.6% over the first nine months of 1997. Increases in SG&A expenses in the quarter and the first nine months were primarily due to increased advertising and sales promotional expenditures, partially offset by reduced European operating expenses.

Income from operations in the quarter was $5.1 million, an increase of $1.0 million or 24.6% compared to the third quarter of 1997. This increase is primarily attributable to the improvements in the North American operations.

The Company incurred a loss this year of $1,540,000 on the sale of its European operations and other assets computed as follows:

=============================================================================
(Amounts in thousands)
-----------------------------------------------------------------------------
Cash proceeds (net of expenses)..............................       $   7,575
Less net assets sold and fees incurred.......................           9,115
-----------------------------------------------------------------------------
Loss on sale                                                        $   1,540
=============================================================================

Income from operations in the first nine months totaled $12.7 million, a decrease of $1.2 million or 8.6% compared to the first nine months of 1997. This decrease is primarily attributable to the European operations where operating income was $3.0 million lower in the first nine months than the same period for the prior year as well as the loss on sale of the European operations. This decline in European operating income was due to the significant decline in sales compared to the prior year. These decreases were partially offset by improved North American operating income.

Net interest expense was $2.4 million in the quarter, a decrease of $400,000 or 13.0% compared to the third quarter of 1997. Net interest expense in the first nine months was $7.6 million, a decrease of $1.0 million or 11.3% compared to the first nine months of 1997. The lower net interest expense was due to reduced borrowings and increased interest income on higher cash investments.

Income tax expense for the quarter increased approximately $23.3 million compared to the third quarter of 1997 and year to date income tax expense was approximately $24.1 million higher than the comparable prior year period. In 1997 tax expense was significantly reduced because the Company recognized an income tax benefit of $22.1 million resulting from a reduction of a previously recorded valuation allowance which had reduced the value of the Company's net deferred tax assets to zero. In 1998 tax expense has returned to a more normal relationship to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated balance sheet as of September 1998 reflects the reductions in assets and liabilities that were transferred with the European operations. The accompanying condensed consolidated statement of cash flows excludes the changes in assets and liabilities that were transferred. The following comments on liquidity are based on operating performance and do not include changes in balance sheet line items resulting from the sale of the European operations.

During the nine months ended September 30, 1998, cash equivalents declined from $34.5 million to $34.0 million due to cash used for capital expenditures of $3.1 million, debt reduction of $3.8 million, European cash transferred to buyer as part of the sale of $900,000 and cash used through operations of $200,000, partially offset by cash received on the sale of the European operations and other assets of $7.6 million. Debt reduction primarily resulted from the payment of capital leases with cash received from the sale of the European operations.

At September 30, 1998 accounts receivable increased by $3.6 million over 1997 year end balances due to September sales which were substantially higher than previous months, consistent with historical seasonal patterns of the North
American business. North American inventories at year end 1997 were unusually low due to unexpectedly heavy demand in December. Inventories increased during the first nine months of 1998, returning to more seasonal levels and consuming cash of $3.5 million. Accounts payable and accrued expenses consumed $3.1 million during the first nine months of 1998 due to reductions in European accounts payable prior to the sale and the payment of North American accrued expenses. Other operating activities generated cash of $10.0 million.

The Company believes that it will be able to satisfy its debt service requirements and its working capital and capital expenditure requirements from operating cash flows.

YEAR 2000 STATUS

The Company is in the process of changing computer hardware platforms and application software for its business management systems. The new software has been installed and tested to be century compliant. The conversion to the new system is expected to be completed during the second quarter of 1999.

The Company is also in the process of reviewing its systems other than business management systems to identify and assess operational issues that may result from date sensitive equipment.

The Company is early in the process of contacting its significant suppliers and larger customers to determine the extent to which the Company is vulnerable to third party compliance with Year 2000 issues.

Through the third quarter of 1998 the Company has spent approximately $200,000 to address the Year 2000 issues. The Company believes that the total cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $500,000 which will be funded from operating cash flows.

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of this statement.

                           PART II - OTHER INFORMATION


Items 1 - 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

27.1    Financial Data Schedule

B.  Reports on Form 8-K

A report on Form 8-K was filed on October 7, 1998 reporting the sale by Matthew Miller and his family of certain of the Registrant's common stock to Jonathan Miller and his family.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHOP VAC CORPORATION



                                   By      /s/ David A. Grill
                                     ------------------------------
                                              David A. Grill
                                            Vice President and
                                          Chief Financial Officer

Date:     November 13, 1998