Form 10-K
period 1998-12-31
SHOP VAC CORP
filed 1999-03-16
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

                     2323 REACH ROAD, WILLIAMSPORT, PA 17701
                                 (570) 326-0502
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 15, 1999, there were 6,500 Class A voting shares and 650,000 Class B non-voting shares of the registrant's Common Stock outstanding, none of which was held by non-affiliates. (Officers and directors of the registrant and their immediate families are assumed to be affiliates for purposes of this calculation.)



                 Exhibit Index is located on pages 41 through 43

                              SHOP VAC CORPORATION

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX



                                     PART I

ITEM
NUMBER                                                                      PAGE
------                                                                      ----

  1.   Business                                                               1

  2.   Properties                                                             6

  3.   Legal Proceedings                                                      7

  4.   Submission of Matters to a Vote of Security Holders                    7

                                     PART II

  5.   Market for Registrant's Common Equity
        and Related Stockholder Matters                                       8

  6.   Selected Financial Data                                                8

  7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

  7A.  Quantitative and Qualitative Disclosures About Market Risk            13

  8.   Financial Statements and Supplementary Data                           15

  9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                             37

                                    PART III

10.    Directors and Executive Officers of the Registrant                    37

11.    Executive Compensation                                                38

12.    Security Ownership of Certain Beneficial Owners and Management        40

13.    Certain Relationships and Related Transactions                        40

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K      41

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

    The Company produces a comprehensive line of wet/dry vacuums in various combinations of tank size, motor horsepower and accessories, which are designed for consumer, industrial/commercial and professional needs. Features include motors ranging from 1.0 to 6.0 peak horsepower, tank sizes ranging from one to 55 gallons, detachable hand-held blowers, pumps to empty vacuum containers and a variety of accessories such as extension wands, brushes and nozzles.

    On May 28, 1998, Shop Vac completed the sale of its European operations to Glen Dimplex and certain of its affiliates. Shop Vac sold its capital stock ownership in most of its European subsidiaries and transferred the businesses of the French branch operation and its German subsidiary.

    All of the Company's outstanding common stock is beneficially owned by Jonathan and Matthew Miller and their families.

    The Company is headquartered in Williamsport, Pennsylvania, and as of December 31, 1998 employed approximately 1,400 people worldwide.

    Unless the context otherwise requires, the terms "Company" and "Shop Vac" refer to the Company and its consolidated subsidiaries. The Company's principal executive offices are located at 2323 Reach Road, Williamsport, Pennsylvania 17701, and its telephone number is 570-326-0502. The Company's web site address is http://www.shop-vac.com.

    Shop Vac sells its products through its own direct sales force primarily through national and regional mass merchandisers, home centers, hardware chains, warehouse clubs and industrial distributors. The Company's major North American customers include Ace Hardware, Canadian Tire, W.W. Grainger, Home Depot, Kmart, Lowe's, TruServ and Wal-Mart.

RELIANCE ON CERTAIN CUSTOMERS

    During 1998, the Company's aggregate net sales to its ten largest customers were 62% of its total net sales. Sales to the Company's single largest customer represented approximately 19% of the Company's net sales in 1998.

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

    Established Customer Relationships and Extensive Distribution Network. The Company has supplied wet/dry vacuums to its top ten customers in the United States and Canada for an average of over 18 years. In addition, the Company believes that its products currently account for virtually all of the wet/dry vacuum business of seven of its top ten customers in the United States and Canada, and many retailers carry the Company's products at all of their locations. The Company estimates that its products are distributed through over 25,000 retail outlets in North America.

    Distinct Product Position. In North America, the Company's wet/dry products are positioned by retailers as utility vacuums. In North America Shop-Vac(R)'s wet/dry products do not compete with conventional vacuums for retailer shelf space. In addition, the Company enjoys diversified distribution through hardware chains and home centers, as well as through mass merchants. As a hardware product, Shop Vac has benefitted from the trend towards "do-it-yourself" work by homeowners and the growth of national home center chains.

    Brand Loyalty. Management estimates that approximately half of the Company's domestic sales in 1998 were to customers who, at that time, owned or had previously owned a Shop-Vac(R). The Company estimates that it has an installed base of approximately 20 million wet/dry vacuum units in North America, with these Shop-Vac(R) owners being likely to purchase new or replacement vacuums in the future. In addition, the Company's installed base results in Shop-Vac(R) owners purchasing replacement parts, filters and other related products.

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

BUSINESS STRATEGY

    The Company's business strategy consists of the following key elements:

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

    Emphasize Improved Profitability and Cash Flow. The Company is continually examining and modifying its manufacturing and business processes to reduce expenses and increase cash flow. In recent years, these improvements have included consolidation of certain manufacturing operations, selling the European operations, administrative personnel reductions, improved inventory control and implementation of manufacturing innovations and automation. The benefits of these improvements are evident in the Company's recent operating results.

    Emphasize Product Innovation. The Company seeks to expand the wet/dry vacuum cleaner product category by introducing new products under the Shop-Vac(R) brand name and continually upgrading existing products in response to consumer preferences, changing market dynamics and technological advancements. For example, in 1994, the Company successfully introduced into the North American market the Shop-Vac 1x1(R), a smaller lightweight hand-held wet/dry vacuum intended for use in the home. In addition, in 1995, the Company began to offer the QSP(R) (Quiet Super Power) line of wet/dry vacuums which offer easier handling and quieter operations without sacrificing motor power. The QSP(R) was the first "quiet" wet/dry vacuum in the market, and consumer response has been very favorable. In 1997, the Company introduced the QPV(R) (Quiet Pump Vac), the only wet/dry vacuum with a pumping mechanism that will pump liquid out of the vacuum tank, eliminating the inconvenience of having to carry and empty a heavy liquid-filled tank. In 1997, the Company also introduced the AllAround(R), an upscale version of the Shop Vac 1x1(R), designed for use inside the home and the QSP Pro Series(R), a line of fuller featured wet/dry vacuums designed for hardware and home center retailers.

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

    Consumer wet/dry vacuums are typically distributed and sold through mass merchandise retailers, such as Kmart, Target Stores and Wal-Mart; home centers, such as Hechinger Company, Home Depot, and Lowe's Companies, Inc.; warehouse clubs such as Price Costco and Sam's Club; hardware stores, such as Ace Hardware, Do It Best Corp., and Tru Serv. Over the last decade, the expansion of mass merchandisers and home centers has contributed to the consolidation of the retail industry.

PRODUCTS

    The Company offers the industry's broadest line of consumer and industrial wet/dry vacuums, manufacturing 58 consumer models and 40 industrial models, in addition to a full line of accessories. The table below sets forth an overview of the Company's wet/dry vacuum products offered, as well as the primary distribution channels, target markets and product categories:


                                                             PRIMARY
SIZE/POWER                    MODEL(S)                DISTRIBUTION CHANNEL            TARGET MARKET
---------------------         ------------            ------------------------        -------------
1 Gallon                      Hand-held               Mass Merchants                  Consumer
1.0 Horsepower                                        Home Centers
                                                      Hardware Chains
                                                      Industrial Distributors

5-25 Gallon                   Original                Mass Merchants                  Consumer
1.25-6.0 Horsepower           QSP(R)                  Home Centers
                                                      Hardware Chains
                                                      Industrial Distributors
                                                      Warehouse Clubs

10-16 Gallon                  Original                Home Centers                    Contractor
3.0-6.0 Horsepower            QSP(R)                  Industrial Distributors
5-55 Gallon                   Original                Industrial Distributors         Industrial
2.0-3.5 Horsepower

    Consumer Line. The Company's consumer line of wet/dry products accounts for the majority of its sales, totaling approximately 76% of 1998 net sales in the United States (including wet/dry accessories). The consumer line consists of 58 models, differing primarily in size, motor power and included accessories, which are marketed at suggested manufacturer's retail prices of between $24.96 and $139.00. The capacity of the Company's consumer vacuums ranges from one gallon to 25 gallons, motor power varies from 1.0 to 6.0 peak horsepower, and various accessories include filters, brushes and hoses. Certain of Shop Vac's products include detachable motors that can be used as leaf blowers in conjunction with a nozzle accessory. The hand-held blower allows easy clean-up of leaves, grass and other light debris from sidewalks, pool areas, decks and patios.

    Industrial/Commercial Line. The industrial line, comprised of 40 models and marketed primarily to heavier users such as factories, warehouses and hospitals, features more powerful, longer-lasting motors and larger capacity tanks (ranging from five to 55 gallons) made of plastic, metal or stainless steel. The units are equipped with heavy-duty carts for easy mobility and additional accessories and filtration devices. The Company's industrial wet/dry vacuums are manufactured for daily use and have a longer average useful life than the Company's consumer products. The industrial line accounted for approximately 11% of the Company's net sales in the United States in 1998.

    Contractor Line. The contractor line of wet/dry vacuums, marketed primarily to small industrial businesses, independent contractors and experienced woodworkers, offers larger capacity metal or stainless steel tanks, more powerful motors and better filtration than the consumer line, and comes equipped with heavy-duty carts to facilitate mobility. This line of products is primarily sold in home centers and hardware chains. The contractor line accounted for approximately 2% of the Company's net sales in the United States in 1998.

    Components for Other Manufacturers. The Company has recently begun to manufacture motors and plastic parts for other consumer product manufacturers. This allows the Company to make profitable use of manufacturing capacity which is not required for its primary business. This business accounted for approximately 2% of the Company's net sales in 1998.

    Private Label. The Company produces wet/dry products for other manufacturers under such entities' brand label. Customers include Makita U.S.A., Inc., Milwaukee Electric Tool Corporation, John Deere, and Sioux Tool, Inc. The Company also sells vacuum components to other manufacturers such as Parts Company of America and Tennant Co.

    Accessories. The Company offers the industry's widest range of wet/dry vacuum accessories, manufacturing 125 stock keeping units ("SKUs") aimed at increasing the versatility of its products. Accessories include replacement parts such as filters and hoses and additional tools such as brushes, wands, nozzles and crevice tools which can be used in conjunction with the basic unit. Customers may purchase accessories from retail locations or order them directly from the Company through order forms included with the vacuum when sold or through the Company's internet site (http://www.shop-vac.com). Accessory sales represented approximately 9% of the Company's net sales in the United States in 1998.

    Industrial Sweepers. The Company produces a line of three motorized "walk-behind" sweepers for W.W. Grainger, and manufactures a manual push sweeper for sale under the Shop-Vac(R) brand name and for certain private labels. These sweepers are primarily used to clean aisles in factories and warehouses.

MANUFACTURING

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

    The Company's corporate headquarters in Williamsport, Pennsylvania includes a manufacturing facility at which the Company produces a substantial portion of the plastic tanks for its consumer products, hoses, caster feet and all of the components for its industrial metal tank line, reusable dry filters, and cartridge filters. The Company manufactures additional plastic components, wheels and ball floats at its facility in Canton, Pennsylvania. The Company manufactures all of the motors used in its products at Felchar's Binghamton, New York facility.

    In Williamsport the Company assembles most of the products it sells in the North American market under both the Shop Vac(R) brand name and for private labels. The Company distributes its products in Canada through a distribution center in Burlington, Ontario.

COMPETITION

    The worldwide market for wet/dry products is competitive, and is based on brand name, price, quality, and consumer advertising. The Company has enjoyed the largest share of the market for consumer and industrial wet/dry vacuums and related accessories since the Company introduced the wet/dry vacuum to the consumer market in the late 1960s. The Company believes that its strong brand name recognition, competitive pricing, breadth of product line, comprehensive marketing program, long-term relationships with major retail chains and well-established distribution network provide it with a strong competitive position.

    In the North American market for wet/dry vacuums the Company historically has competed primarily with Emerson Electric Co., Genie, Hoover, Eureka and Royal.

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

PATENTS AND TRADEMARKS

    The Company owns and controls patents, trademarks, trade secrets, trade names, copyrights and technology know-how that are of material importance to its business. The Company's trademarks are registered in the United States and in a number of foreign countries. The Company intends to renew and maintain in a timely manner those trademarks and patents that are renewable and maintainable and are deemed important to the business of the Company.

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

EMPLOYEES

    The Company employed approximately 1,400 persons world-wide as of December 31, 1998. Approximately 1,370 persons are employed in the United States and approximately 30 persons are employed in foreign countries. Each of the Company's facilities recruits hourly personnel from its respective labor market and the Company believes that the labor market for each facility is favorable. None of the Company's employees are represented by a labor union, and management believes that the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

    The  Company  owns  or  leases  the  following   manufacturing,   warehouse,
distribution and assembly facilities around the world:

                                                               SQUARE                                                      OWN/
                       LOCATION                                 FEET                   TYPE OF FACILITY                   LEASE
-------------------------------------------------------    --------------     -----------------------------------     --------------
UNITED STATES:
  Williamsport, Pennsylvania.......................        247,000            Headquarters, manufacturing             Own
                                                                              and assembly
  Williamsport, Pennsylvania.......................         60,000            Warehouse                               Lease
  Williamsport, Pennsylvania.......................         26,000            Assembly                                Lease
  Canton, Pennsylvania.............................         94,000            Manufacturing                           Own
  Binghamton, New York.............................        102,500            Manufacturing                           Own
  Binghamton, New York.............................         67,500            Manufacturing                           Own
  Norwich, New York................................          4,500            Warehouse                               Lease


INTERNATIONAL:
  Auckland, New Zealand............................          3,200            Distribution                            Lease
  Burlington, Ontario..............................         79,000            Distribution                            Own
  Melbourne, Australia.............................         14,000            Distribution                            Lease


ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's common stock. On December 31, 1998 there were eight holders of the Company's Class A voting common stock and ten holders of the Company's Class B non-voting common stock. All stockholders are members of the Miller family or entities controlled by the Miller family. The Company did not declare or pay any dividends with respect to its common stock during the years ended December 31, 1997 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA

    The historical selected consolidated financial data presented below for, and as of the end of, the years ended December 31, 1994 through 1998 have been derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. Data has been restated (where appropriate) to exclude results of discontinued operations in a manner which, in the opinion of the Company, is in accordance with Accounting Principles Board Opinion No. 30 and fairly presents the results for such periods. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, together with the related notes thereto, included elsewhere herein.

                                                            ------------------------------------------------------------------------
                                                               1994           1995            1996           1997            1998
                                                            -----------    -----------    -----------     ----------      ----------
                                                                                      (dollars in thousands)

CONSOLIDATED OPERATING DATA:
Net Sales.................................................  $  250,843     $  231,323     $  214,039     $  216,796      $  183,249
Cost of sales.............................................     182,694        179,416        158,787        156,817         123,714
                                                            -----------    -----------    -----------    -----------      ----------
    Gross profit..........................................      68,149         51,907         55,252         59,979          59,535
Selling, general and administrative expense...............      41,867         35,637         35,513         36,890          36,361
Restructuring charges.....................................          --             --          4,714             --              --
Loss on sale of European operations.......................          --             --             --             --           1,540
                                                            -----------    -----------    -----------    -----------      ----------
    Income from operations................................      26,282         16,270         15,025         23,089          21,634
Interest expense, net.....................................       8,826         11,629         10,104         11,339          10,022
Non-operating expense (income), net.......................           9            459            889              1            (118)
                                                            -----------    -----------    -----------    -----------      ----------
    Income from continuing operations before income taxes
      and extraordinary item..............................      17,447          4,182           4,032         11,749         11,730
Income taxes (benefit)....................................       4,964          1,425           1,755        (18,588)         4,783
                                                            -----------    -----------    ------------   ------------     ----------
    Income from continuing operations before extraordinary
      item................................................      12,483          2,757           2,277         30,337          6,947
                                                            -----------    -----------    ------------   ------------     ----------
Discontinued operations:
    Loss from operations of discontinued business, net          (4,525)       (10,639)             --             --             --
    Loss on disposal of discontinued business, net                  --       (120,296)             --             --             --
                                                            -----------    -----------    ------------   ------------     ----------
Loss on discontinued operations...........................      (4,525)      (130,935)             --             --             --
                                                            -----------    -----------    ------------   ------------     ----------
Income (loss) before extraordinary item...................       7,958       (128,178)          2,277         30,337          6,947
Extraordinary item-loss on early extinguishment of debt,
    net of income tax benefit.............................          --             --          (1,499)            --             --
                                                            -----------    -----------    ------------   ------------    -----------
Net income (loss).........................................  $    7,958     $ (128,178)    $       778    $    30,337     $    6,947
                                                            ===========    ===========    ============   ============    ===========

                                                               1994           1995            1996           1997            1998
                                                            -----------    -----------    -----------     ----------      ----------
Ratio of earnings to fixed charges........................         2.9x           1.4x           1.4x           2.0x           2.1x
Depreciation and amortization (2).........................  $     5,054    $     6,132    $     7,783     $    6,245      $   5,744
Capital expenditures, net.................................        7,838          8,042            582          4,413          3,625
Consolidated Balance Sheet Data:
Total assets (1)..........................................      252,582        135,480        131,636        145,398        126,050
Total debt................................................       94,304         95,650        110,397        105,667        100,039
Stockholders' equity (deficit)............................       82,906        (41,601)       (38,997)       (11,072)        (7,250)

(1) Includes $67.1 million, $19.0 million and $5.6 million, of net current assets associated with discontinued operations as of December 31, 1994, 1995, and 1996 respectively, and $54.4 million of net non-current assets associated with discontinued operations as of December 31, 1994.
(2) 1996 amount Includes approximately $1.0 million of restructuring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" as well as the consolidated financial statements of the Company and the notes thereto contained elsewhere herein.

    The Company derives its revenues primarily from its core business, the manufacture and sale of wet/dry vacuums. Shop Vac's product design, operations, sales and marketing was previously managed in two groups: (i) North America, which is comprised of the United States, Canada, Latin America and Australia and
(ii) Europe, which was sold on May 28, 1998. The Company has been the North American wet/dry vacuum market leader since it introduced the wet/dry vacuum to the consumer market in the late 1960s. The Company's European operations (which were sold during 1998) also manufactured and sold wet/dry vacuums, as well as a full line of conventional vacuums, carpet cleaners and steam cleaners, in Europe and internationally.

RESULTS OF OPERATIONS

1998 AS COMPARED TO 1997

    Net sales for the year ended December 31, 1998 were $183.2 million, a decrease of $33.6 million or 15.5% compared to net sales of $216.8 million in the year 1997. Net sales were down $45.8 million due to the sale of the European business in May of 1998. Net sales were up $12.2 million in the North American Group. New products introduced in the fall of 1997, increased advertising, and generally favorable business conditions including increased housing starts, all had a positive impact on North American revenues.

    Gross profit in the year ended December 31, 1998 totaled $59.5 million, a decrease of $400,000 when compared to the prior year. Gross profit as a percentage of net sales increased from 27.7% in 1997 to 32.5% in 1998. This increase in gross profit as a percentage of net sales resulted from manufacturing cost reductions including the production of components that were previously purchased as well as increased sales in North America and reduced sales in Europe where gross margins were lower.

    SG&A expense declined to $36.4 million in the year ended December 31, 1998 from $36.9 million in the year ended December 31, 1997, a decrease of $500,000. SG&A expense as a percentage of net sales increased from 17.0% in 1997 to 19.8% in 1998. Changes in SG&A expense were due to the sale of the European Group, offset by increased expenditures in North America for advertising and sales promotions.

    During 1998, the Company incurred a loss of $1,540,000 on the sale of its European operations and other assets computed as follows:

======================================================================
(Amount in thousands)
----------------------------------------------------------------------
Cash proceeds (net of expenses).............................    $7,575
Less net assets sold........................................     9,115
Loss on Sale of Assets......................................    $1,540
======================================================================

    Operating income was $21.6 million in the year ended December 31, 1998, a decrease of $1.5 million from the year ended December 31, 1997 of $23.1 million. Operating income as a percentage of net sales increased to 11.8% in the year ended December 31, 1998 from 10.7% in the year ended December 31, 1997. Operating income in 1998, excluding the loss on the sale of Europe of $1.5 million, improved $100,000 over 1997 operating income.

Interest expense was $10.0 million in the year ended December 31, 1998, a decrease of $1.3 million or 11.6%, compared to $11.3 million in the year ended December 31, 1997. Due to the reduction in sales resulting from the sale of the European Group, interest expense as a percentage of net sales increased from 5.2% in the year ended December 31, 1997 to 5.5% in the year ended December 31, 1998. The lower net interest expense was due to reduced borrowings and increased interest income on higher cash investments.

Income tax expense increased $23.4 million for the year ended December 31, 1998 to $4.8 million when compared to the $18.6 million tax benefit for the year ended December 31, 1997. In 1997 the tax expense was significantly reduced because the Company recognized an income tax benefit of $23.9 million resulting from a reduction of a previously recorded valuation allowance which had reduced the Company's net deferred tax assets to zero. In 1998, tax expense returned to a more normal relationship to pretax income.

1997 AS COMPARED TO 1996

    Net sales in the year ended December 31, 1997 totaled $216.8 million, an increase of $2.8 million or 1.3%, compared to net sales of $214.0 million in the year ended December 31, 1996. This increase is the net of (i) a $9.9 million increase in sales by the North American Group, attributable to the introduction of new products (QPV(R) AllAround(R) and Pro Series(R)) and new business, including manufacturing of motors and plastic parts for other consumer product manufacturers and (ii) a $7.1 million decrease in sales by the European Group, resulting from changes in currency exchange rates and lower sales primarily in the UK and Ireland's export business.

    Gross profit in the year ended December 31, 1997 totaled $60.0 million, an increase of approximately $4.7 million or 8.6% when compared to gross profit of $55.3 million in the year ended December 31, 1996. Gross profit as a percentage of net sales increased from 25.8% in the year ended December 31, 1996 to 27.7% in the year ended December 31, 1997. This increase in gross profit as a percentage of net sales resulted from (i) manufacturing cost reductions including the consolidation of plastic molding facilities during 1996 and the re- engineering of the Company's vacuum assembly operation to reduce material handling costs and increased automation of the Company's plastic molding activity in 1997 and (ii) increased sales in North America along with higher gross margins and reduced sales in Europe where gross margins are lower.

    SG&A expense increased to $36.9 million in the year ended December 31, 1997 from $35.5 million in the year ended December 31, 1996, an increase of approximately $1.4 million. SG&A expense as a percentage of net sales increased from 16.6% in the year ended December 31, 1996 to 17.0% in the year ended December 31, 1997. Increases in SG&A expense primarily consisted of an increase in expenses related to the Company's upgrade of its business systems, executive compensation expenses, and increased advertising and sales promotional expenses.

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

    The Company recognized an income tax benefit in the third quarter of 1997 resulting from the reduction of a previously recorded valuation allowance which had reduced the value of the Company's net deferred tax assets to zero. Due to the operating results experienced since the disposition of the Company's discontinued operations as well as other factors, management believed that the Company would, more likely than not, realize the benefit of these assets in the future. Also in the third quarter of 1997, a deferred tax liability was recognized with respect to the undistributed earnings of the Company's European subsidiaries. The net deferred tax assets arising from these adjustments resulted in a recorded tax benefit of $23.9 million. Without these deferred tax adjustments the Company's effective tax rate in 1997 was approximately 45%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of cash are cash flow from operations. The Company's principal uses of cash are to provide working capital, finance capital expenditures and meet debt service requirements.

    The consolidated balance sheet as of December 31, 1998 reflects the reductions in assets and liabilities that were transferred with the sale of the European operations. The accompanying consolidated statement of cash flows excluded the changes in assets and liabilities that were transferred. The following comments on liquidity are based on operating performance and do not include changes in balance sheet line items resulting from the sale of the European operations.

    Net cash provided by operating activities was $20.4 million and $11.8 million in 1997 and 1998, respectively. Cash expenditures for accounts payable and accrued expenses in 1998 of $7.0 million include reductions of payables in Europe prior to the May sale and payment of North American accrued expenses.

    Debt reduction primarily resulted from the payment of capital leases with cash received from the sale of the European operations.

    The Company's capital expenditures in 1997 and 1998 were $4.4 and $3.6 million, respectively. The Company's capital expenditures were primarily for the manufacture of new products and equipment required to implement manufacturing cost reductions. Capital expenditures for 1999 are expected to approximate the 1997 amount.

    The Company has a revolving credit facility which permits borrowings of up to $25 million. During 1998, there were no amounts borrowed under this facility.

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

RELIANCE ON CERTAIN CUSTOMERS

    During 1998, the Company's aggregate net sales to its ten largest customers were 62% of its total net sales. Sales to the Company's single largest customer represented approximately 19% of the Company's net sales in 1998.

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

    The Company is in the process of changing computer hardware platforms and application software for its business management systems. The new software has been installed, tested, and found to be century compliant.
The conversion to the new system is expected to be completed in mid-1999.

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

    Through the fourth quarter of 1998 the Company has spent approximately $200,000 to address the Year 2000 issues. The Company believes that the total cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $500,000 which will be funded from operating cash flows.

     A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario. The Company's failure to correct or develop an adequate contingency plan to mitigate a material Y2K problem, including problems experienced by suppliers, could result in an interruption in normal business activities or operations. However, the Company is confident in the success of its efforts to address Year 2000 issues that will allow the Company to complete a successful transition for the Year 2000. This statement constitutes a Year 2000 readiness disclosure by Shop Vac Corporation, under the Year 2000 Information and Readiness Disclosure Act.

FOREIGN OPERATIONS

    The Company had significant operations outside the United States, located principally in Western Europe, Canada, and Australia. During the year ended December 31, 1998, the Company generated revenues from sales outside of the United States of $39.5 million, representing approximately 22% of the Company's total revenues during the period. See Note 11 to the consolidated financial statements of the Company and its subsidiaries included elsewhere herein.

    Sale of European Operations. Although the Company's European operations were historically profitable, operating results were poor in comparison to the North American segment. On May 28, 1998, Shop Vac completed the sale of its European operations to Glen Dimplex and certain of its affiliates. Shop Vac sold its capital stock ownership in most of the European subsidiaries and transferred the businesses of the French branch operation and its German subsidiary.

RAW MATERIALS

    The Company's operating profit margins are sensitive to the price of raw materials, particularly copper, plastic resin and corrugated boxes. The Company does not believe that future raw material price increases in excess of price increases that may be obtained from customers will have a materially adverse effect on its operations taken as a whole.

To protect the Company from increases in the price of copper the Company entered into a contract to hedge planned 1999 purchases of copper. At December 31, 1998, the Company had hedged future purchases of $1,287,000 under the contract.

SEASONALITY

    The Company's business has not historically been subject to seasonal fluctuations having a material effect upon the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a Company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. The Standard is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999. The Company does not plan on early adoption of the Standard at this time. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

    In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statements of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Cost of Start-Up Activities." These SOP's require that costs of start-up activities, including organization costs, be expensed as incurred and that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. These statements are effective for fiscal years beginning after December 15, 1998. The Company has determined that adoption of SOP 98-1 and SOP 98-5 will not have a material effect of the Company's financial statements.

FORWARD-LOOKING INFORMATION -- RISK FACTORS

    To the extent the Registrant has made "forward-looking statements," certain risk factors could cause results to differ materially from those anticipated in such forward-looking statements. Competition from new entrants in the wet/dry vacuum market or the loss of significant customers could adversely effect the Company's share of the wet/dry vacuum market. Increases in raw material costs could adversely impact the future profitability of the Company. Year 2000 issues could also adversely impact future profits. Overall anticipated performance of the Company could be affected by any serious economic downturns in the United States.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposures are foreign currency risk and risks associated with changes in commodity prices. These exposures are discussed in detail below:

Disclosure of primary market risks and how they are managed

Foreign currency risk

    Since the Company's sale of its European operations in May of 1998, the Company's primary foreign currency exposure is with respect to the Canadian dollar, resulting from the Company's sales of product to its Canadian subsidiary. The Company normally enters into foreign currency forward exchange contracts to hedge the forecasted cash flows from its Canadian subsidiary in order to guarantee the exchange rate at which it will convert the Canadian dollar receipts to the U.S. dollar. However, due to the low value of the Canadian dollar relative to the U.S. dollar during the last half of 1998, the Company has not hedged its exposure with respect to forecasted receipts and accordingly the Company was not a party to any foreign currency forward exchange contracts at December 31, 1998.

Commodity price risks

    Certain raw materials used in the Company's products are subject to price volatility, principally copper and plastic resins. The Company has used swap and range forward contracts to control its exposure to changes in the prices of copper but has not hedged its planned purchases of plastic resins. At December 31, 1998, the Company was committed under a range forward ("collar") contract covering its forecasted purchases of copper for 1999.

     Based upon the spot rate at December 31, 1998, the amount outstanding under contract was $1,287,000 and the fair market value of the contract was a liability of $92,700.

    This represents only the contract that exists as of December 31, 1998, it does not consider those exposures which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to commodity price and foreign exchange fluctuations will depend on the exposures that arise during future periods, the Company's hedging strategies at the time, and commodity prices and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page

Independent Auditors' Report                                                 16

Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 1997 and 1998             17

    Consolidated Statements of Income and Comprehensive Income
      for the years ended December 31, 1996, 1997 and 1998                   18

    Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1996, 1997 and 1998                       19

    Consolidated Statements of Cash Flows for the years
      ended December 31, 1996, 1997 and 1998                                 20

    Notes to Consolidated Financial Statements                               21

Financial Statement Schedule -
    Schedule II - Valuation and Qualifying Accounts for the
      years ended December 31, 1996, 1997 and 1998                           36

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shop Vac Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Harrisburg, Pennsylvania
March 5, 1999

SHOP VAC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

=============================================================================================================
                                                                                        December 31,
                                                                                 ----------------------------
Assets                                                                               1997              1998
-------------------------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents .............................................. $    34,450            45,531
      Accounts and notes receivable, less allowance for doubtful
             receivables of $1,946 in 1997 and $1,377 in 1998 ................      25,265            17,434
      Inventories ............................................................      22,508            14,375
      Prepaid expenses and other current assets ..............................       2,636             1,129
      Deferred income taxes ..................................................       3,502             5,539
-------------------------------------------------------------------------------------------------------------
Total current assets .........................................................      88,361            84,008

Property, plant, and equipment, net ..........................................      29,428            26,977
Property, plant, and equipment under capital leases, net .....................       6,175                --
Deferred income taxes ........................................................      15,846            10,479
Other assets .................................................................       5,588             4,586
-------------------------------------------------------------------------------------------------------------
                                                                               $   145,398          $126,050
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------
Current liabilities:
      Current portion of long-term debt ...................................... $     3,175                31
      Accounts payable .......................................................      19,450             8,479
      Accrued expenses .......................................................      17,701            11,752
-------------------------------------------------------------------------------------------------------------
Total current liabilities ....................................................      40,326            20,262

Long-term debt ...............................................................     102,492           100,008
Other liabilities ............................................................      13,652            13,030
-------------------------------------------------------------------------------------------------------------
Total liabilities ............................................................     156,470           133,300
-------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
      Common stock,  Class A voting,  no par,  20,000 shares  authorized,
           6,500 shares  issued.  Class  B  nonvoting, no  par, 1,000,000
           shares authorized, 650,000 shares issued ..........................          85                85
      Paid-in capital ........................................................         110               110
      Accumulated deficit ....................................................     (13,649)           (6,702)
      Accumulated other comprehensive income .................................       2,382              (743)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) .........................................     (11,072)           (7,250)
-------------------------------------------------------------------------------------------------------------
                                                                               $   145,398           126,050
=============================================================================================================

See accompanying notes to consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(dollars in thousands)

===========================================================================================================
                                                                              Years ended December 31,
                                                                        -----------------------------------
                                                                           1996         1997        1998
-----------------------------------------------------------------------------------------------------------
Net sales ..........................................................   $ 214,039      216,796      183,249
Cost of sales.......................................................     158,787      156,817      123,714
-----------------------------------------------------------------------------------------------------------

Gross profit .......................................................      55,252       59,979       59,535
Selling, general, and administrative expense .......................      35,513       36,890       36,361
Restructuring charges ..............................................       4,714           --           --
Loss on sale of European operations ................................          --           --        1,540
-----------------------------------------------------------------------------------------------------------

Income from operations .............................................      15,025       23,089       21,634
Interest expense, net ..............................................      10,104       11,339       10,022
Non-operating expense (income), net ................................         889            1         (118)
-----------------------------------------------------------------------------------------------------------

Income before taxes ................................................       4,032       11,749       11,730
Income taxes (benefit) .............................................       1,755      (18,588)       4,783
-----------------------------------------------------------------------------------------------------------
Income before extraordinary item ...................................       2,277       30,337        6,947
Extraordinary item - loss on early extinguishment of debt,
      net of income tax benefit ....................................      (1,499)          --           --
-----------------------------------------------------------------------------------------------------------
Net income .........................................................   $     778       30,337        6,947
===========================================================================================================


===========================================================================================================
Comprehensive Income
===========================================================================================================
Net income .........................................................   $     778       30,337        6,947

Other comprehensive income (loss):
      Foreign currency translation adjustment ......................       1,826       (2,412)        (495)
Less:  reclassification adjustment for gain included in net income
      resulting from the sale of the European operations ...........          --           --       (2,630)
-----------------------------------------------------------------------------------------------------------
Comprehensive income ...............................................   $   2,604       27,925        3,822
===========================================================================================================

See accompanying notes to consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

(dollars in thousands)

                                                                      Common stock
                                                              ----------------------------
                                                                   Shares issued
                                                              ------------------------
                                                               Class A      Class B
                                                               voting      non-voting    Amount    Paid-in capital
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995 ...............................      6,500        650,000    $    85           110

Net income ...............................................         --             --         --            --
Equity adjustment from foreign currency translation ......         --             --         --            --
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 ...............................      6,500        650,000    $    85           110

Net income ...............................................         --             --         --            --
Equity adjustment from foreign currency translation ......         --             --         --            --
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 ...............................      6,500        650,000    $    85           110
Net income ...............................................         --             --         --            --
Equity adjustment from foreign currency translation ......         --             --         --            --
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ...............................      6,500        650,000    $    85           110
==================================================================================================================

                                                                               Accumulated
                                                               Retained              other                   Total
                                                               earnings      comprehensive           stockholders'
                                                              (deficit)             income        equity (deficit)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ...............................     (44,764)              2,968                (41,601)

Net income ...............................................         778                  --                    778
Equity adjustment from foreign currency translation ......          --               1,826                  1,826
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 ...............................     (43,986)              4,794                (38,997)

Net income ...............................................      30,337                  --                 30,337
Equity adjustment from foreign currency translation ......          --              (2,412)                (2,412)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 ...............................     (13,649)              2,382                (11,072)
Net income ...............................................       6,947                  --                  6,947
Equity adjustment from foreign currency translation ......          --              (3,125)                (3,125)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ...............................      (6,702)               (743)                (7,250)
==================================================================================================================

See accompanying notes to consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

=====================================================================================================================
                                                                                        Years ended December 31,
                                                                                 ------------------------------------
                                                                                    1996          1997          1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income ...............................................................   $     778       30,337        6,947
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization ...................................       6,589        5,662        5,161
             Amortization included in interest expense .......................         147          583          583
             Retirement of fixed assets ......................................          --          588        1,185
             Loss on sale of European operations .............................          --           --        1,540
             Changes in assets and liabilities:
                Accounts and notes receivable ................................       3,411        2,504          717
                Inventories ..................................................       3,630          913          236
                Prepaid expenses and other current assets ....................         625         (196)        (301)
                Other assets .................................................      (4,804)         (83)          44
                Accounts payable and accrued expenses ........................       2,379       (1,725)      (7,029)
                Deferred income taxes ........................................          --      (19,670)       3,552
                Accrued restructuring charges ................................       3,035         (954)         (46)
                Other liabilities ............................................       1,584        1,785          418
---------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations ...................................      17,374       19,744       13,007
Net cash provided (used) by discontinued operations ..........................     (13,413)         699       (1,229)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ....................................       3,961       20,443       11,778
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures .....................................................        (582)      (4,413)      (3,625)
    Proceeds from sale of assets .............................................          --           --        6,718
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities .............................        (582)      (4,413)       3,093
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Payment of revolving line-of-credit, net .................................     (48,681)          --           --
    Payment of private placement notes .......................................     (30,762)          --           --
    Payment of industrial development revenue bonds ..........................      (2,300)          --           --
    Proceeds from issuance of other long-term debt ...........................     100,000           --           --
    Other long-term debt and capital lease payments ..........................      (3,510)      (2,268)      (3,813)
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities .............................      14,747       (2,268)      (3,813)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ......................................         333         (453)          23
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ....................................      18,459       13,309       11,081
Cash and cash equivalents, beginning of year .................................       2,682       21,141       34,450
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year .......................................   $  21,141       34,450       45,531
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1996, 1997, and 1998
================================================================================
(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS

        Shop Vac Corporation is a multinational manufacturing and distribution concern. The Company's principal line of business is the manufacture and distribution of wet/dry vacuum cleaners for consumer and industrial applications. The primary markets for the Company's products are the United States, Canada, Mexico and Australia. The Company's primary customers include major discount retailers and major hardware and home center retailers. Sales and related cost of goods sold are recognized when products are shipped. The Company's raw materials are readily available, and the Company is not dependent on a single supplier or only a few suppliers.

        In May of 1998, the Company sold its European operations. Accordingly, the Consolidated Statements of Operations include the results of the European Group through the date of sale.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Shop Vac Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        TRANSLATION OF FOREIGN CURRENCY

        The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign functional currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate experienced during the period. The gains or losses resulting from such translations are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in results of operations.

        CASH EQUIVALENTS

        Cash in excess of daily requirements is invested in short-term marketable securities with an original maturity of three to six months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of six months or less to be cash equivalents. Included in cash equivalents are corporate commercial paper and repurchase agreements of $43,376,000 and $1,250,000, respectively, at December 31, 1998. At December 31, 1997, commercial paper and repurchase agreements were $26,026,000 and $2,045,000, respectively.

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

        RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are expensed as incurred. Such expenses, including payroll costs allocable to research and development, were approximately $1,366,000, $1,449,000 and $2,107,000 in 1996, 1997, and
        1998, respectively.

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


(2)     INVENTORIES

        Inventories are classified as follows (dollars in thousands):

                                                  December 31,
------------------------------------------------------------------
                                              1997           1998
------------------------------------------------------------------
Raw materials............................  $  8,518          5,551
Work-in-process..........................     4,821          5,674
Finished goods...........................     9,169          3,150
------------------------------------------------------------------
                                           $ 22,508         14,375
==================================================================

        At December 31, 1997 and 1998, approximately 52% and 90%, respectively, of total inventories are stated on the LIFO method. If the FIFO cost method had been used with respect to such inventories, total inventories would have been approximately $1,204,000 and $859,000 higher at December 31, 1997 and 1998, respectively.

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(3)     FINANCIAL INSTRUMENTS

        The Company enters into foreign exchange forward contracts and commodity forward contracts to hedge certain foreign currency transactions and forecasted purchases of raw materials, respectively. No gain or loss is recognized on the contracts prior to settlement because the contracts constitute hedges of actual or forecasted transactions. To the extent that the contracts do not effectively hedge actual or forecasted transactions, gain or loss and the related asset or liability is recognized in the financial statements.

        At December 31, 1997 and 1998, the Company had foreign exchange forward contracts outstanding as follows (amounts in thousands):

                                                                  1997         1998
-----------------------------------------------------------------------------------
Irish punt against Italian lira (7,200,000 ITL).............   $   4,041        --
Irish punt against British pound (2,970 GBP)................       4,497        --
Irish punt against French franc (7,150 FF)..................       1,202        --
Irish punt against Dutch guilder (940 DGL)..................       1,794        --
Canadian dollar against U.S. dollar (17,500 CD).............      12,872        --
British pound against Italian lira (450,000 ITL)............         270        --
-----------------------------------------------------------------------------------
                                                               $  24,676        --
===================================================================================

        These contracts were purchased to reduce the impact of foreign currency fluctuations on operating results. The Company enters into these financial instruments utilizing over-the-counter as opposed to exchange traded instruments. Assuming performance by the contracting parties, these contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The contracts are settled in cash upon delivery of the subject currency, resulting in a gain or loss measured by the difference between the spot rate and the contract rate at settlement. The Company reduces the risk of losses due to nonperformance by counterparties by only entering into agreements with major international financial institutions.

        The fair value of the Company's foreign exchange forward contracts are estimated based on the difference between the contracted exchange rate and the spot rate at each balance sheet date. The fair value of such contracts was an asset of $311,000 at December 31, 1997. The financial statements include no carrying amounts with respect to these contracts.

        The Company also entered into a contract to hedge planned purchases of copper. This contract assures the Company that its 1999 copper costs will remain within a specific range ("Collar Contract"). Based upon the spot rate at December 31, 1998, the amount outstanding under the contract was $1,287,000 and the fair market value of the contract was a liability of $92,700. The financial statements include no carrying amounts with respect to the Collar Contract.



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

(4)     PROPERTY, PLANT AND EQUIPMENT

        Property, plant, and equipment consisted of the following (dollars in thousands):

        --------------------------------------------------------------------
                                                       1997            1998
        --------------------------------------------------------------------
        Land.....................................  $    1,585          1,137
        Buildings and improvements...............      18,240         14,331
        Machinery and equipment..................      75,711         65,163
        Construction in progress.................       2,166          1,460
        --------------------------------------------------------------------
                                                       97,702         82,091
        Less accumulated depreciation............      62,099         55,114
        Net property, plant, and equipment.......   $  35,603         26,977
        ====================================================================

        Substantially all capital lease obligations were satisfied during 1998. Accordingly, capital leased assets were reclassified to plant, property, and equipment.

(5)     OPERATING LEASES

        The Company rents certain real property and machinery and equipment under operating leases expiring at various dates through 2004. Rental expense under operating leases, including short-term machinery and equipment rental, aggregated approximately $790,000 in 1996, $1,573,000 in 1997, and $1,023,000 in 1998.




                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(5)     CONTINUED

        Future  minimum  lease  payments   required  under  all   noncancellable
        operating leases at December 31, 1998 are approximately as follows (dollars in thousands):

        1999.............................  $      595
        2000.............................         222
        2001.............................         117
        2002 and thereafter..............         125
        ----------------------------------------------
        Total minimum lease payments.....  $    1,059
        ----------------------------------------------

        Until the date of sale of the European Group, the Company's U.K. subsidiary leased a sales/administration/distribution facility in England from an entity controlled by the stockholders of the Company. In connection with the sale of the European Group the Company has guaranteed payments due under the lease during the period from June 3, 1999 until the facility is sold or leased or until the end of the original lease term (February 2004).

(6)     LONG-TERM DEBT

        Details of the Company's long-term debt are as follows (dollars in thousands):

                                                                               December 31,
----------------------------------------------------------------------------------------------
                                                                            1997         1998
----------------------------------------------------------------------------------------------
10-5/8% senior secured notes due 2003...............................     $100,000      100,000
Revolving line of credit............................................           --           --
Capital lease agreements, interest at rates ranging from 4.5% to 10%        4,108           39
Other, substantially foreign, interest generally
    at rates of 6.25% to 9.25%......................................        1,559           --
----------------------------------------------------------------------------------------------
                                                                          105,667      100,039
Less current installments...........................................        3,175           31
----------------------------------------------------------------------------------------------
                                                                          102,492      100,008
==============================================================================================

        On October 1, 1996, the Company issued $100 million of senior secured notes. The notes bear interest, payable semi-annually, at 10-5/8% and mature on September 1, 2003. The Company also has a revolving credit facility for up to $25 million, subject to a borrowing base limitation based on the aggregate of certain percentages of the eligible accounts receivable and eligible inventory of the Company and its domestic subsidiaries. The revolving credit facility expires in September 1999 and bears interest, at the Company's option, at either: 0.75% plus the higher of the federal funds rate plus 0.5% per annum or the lender's prime commercial lending rate (8.50% at December 31, 1998); or LIBOR plus 2% (6.94% at December 31, 1998).

                                                                     (Continued)
                                       26

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(6)     CONTINUED

        The agreements with the lenders of the senior secured notes and the revolving credit facility contain financial and operating covenants requiring the Company to maintain certain financial ratios, limiting capital expenditures and restricting its ability to incur certain indebtedness, make certain investments, and create or permit certain liens. The Company is in compliance with the agreements with the lenders of the senior secured notes and the new revolving credit facility.

        Accrued interest payable amounted to approximately $3,577,000 and $3,542,000 at December 31, 1997 and 1998, respectively. Interest expense is net of interest income of $299,000, $1,283,000 and $1,786,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

        The  Company's   future   principal   payments  on  long-term  debt  are
        approximately as follows (dollars in thousands):

        1999...................... $      31
        2000......................         8
        2001......................        --
        2002......................        --
        2003......................   100,000
        ------------------------------------
        Total                      $ 100,039
        ====================================

(7)     INCOME TAXES

        Total income tax expense (benefit) is allocated as follows (dollars in thousands):

                                                                       Years ended December 31,
                                                                   -------------------------------
                                                                   1996          1997         1998
--------------------------------------------------------------------------------------------------
Income (loss) from operations..................................  $ 1,755       (18,588)      4,783
Extraordinary item - loss on early extinguishment of debt......     (998)           --          --
--------------------------------------------------------------------------------------------------
                                                                 $   757       (18,588)      4,783
==================================================================================================

        The domestic and foreign components of income (loss) from operations before income taxes and extraordinary item are as follows (dollars in thousands):

                                                  Years ended December 31,
                                              --------------------------------
                                              1996          1997          1998
        -----------------------------------------------------------------------
        Domestic........................   $   7,647       10,772        11,346
        Foreign.........................      (3,615)         977           384
        -----------------------------------------------------------------------
                                           $   4,032       11,749        11,730
        =======================================================================

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)     CONTINUED

        Components of income tax expense (benefit) from operations are as follows (dollars in thousands):

        YEAR ENDED DECEMBER 31,
        1996                               Current        Deferred        Total
        ------------------------------------------------------------------------
        Federal.........................  $    176           898          1,074
        Foreign.........................       566             3            569
        State...........................        15            97            112
        ------------------------------------------------------------------------
                                          $    757           998          1,755
        ========================================================================
        1997
        ------------------------------------------------------------------------
        Federal.........................  $    176       (17,312)       (17,136)
        Foreign.........................       740            40            780
        State...........................       241        (2,473)        (2,232)
        ------------------------------------------------------------------------
                                          $  1,157       (19,745)       (18,588)
        ========================================================================
        1998
        ------------------------------------------------------------------------
        Federal.........................  $    214         3,696          3,910
        Foreign.........................       614            65            679
        State...........................       270           (76)           194
        ------------------------------------------------------------------------
                                          $  1,098         3,685          4,783
        ========================================================================

        The difference between the expected income tax expense from continuing operations at the statutory federal income tax rate of 35% and the actual income tax expense from continuing operations as reflected in the accompanying consolidated financial statements is as follows (dollars in thousands):

                                                                               Years ended December 31,
                                                                            -------------------------------
                                                                            1996          1997       1998
-----------------------------------------------------------------------------------------------------------
Expense at statutory rate .............................................   $ 1,411        4,112       4,106
State income tax, net .................................................        73          527         199
Foreign taxes .........................................................     1,834          435         594
Change in beginning of year valuation allowance for deferred
    tax assets allocated to income tax expense ........................    (1,667)     (25,589)     (1,109)
Adjustment of deferred tax-undistributed earnings of
    foreign subsidiaries not previously recognized ....................        --        1,670          --
Adjustment of deferred tax-expiration of foreign tax and
    general business credits ..........................................        --           --         927
Other .................................................................       104          257          66
-----------------------------------------------------------------------------------------------------------
Total provision for income taxes
    from continuing operations.........................................   $ 1,755      (18,588)      4,783
===========================================================================================================

                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)     CONTINUED

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                                         Years ended December 31,
                                                                         ------------------------
                                                                            1997          1998
-------------------------------------------------------------------------------------------------
Deferred tax assets:
    Accounts receivable, principally due to allowance
        for doubtful accounts ........................................    $   544         494
    Inventories, including uniform capitalization ....................        453         716
    Compensated absences and postretirement
        benefits principally due to accrual for
        financial reporting purposes .................................      1,705       1,693
    Liabilities due to accrual for financial
        reporting purposes ...........................................      4,139       3,640
    Credit carryovers ................................................      3,999       2,756
    Net operating loss carryforwards .................................     19,668      15,121
    Other ............................................................        628         812
Total gross deferred tax assets ......................................     31,136      25,232
Less valuation allowance .............................................      6,448       5,339
-------------------------------------------------------------------------------------------------
                                                                           24,688      19,893
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Plant and equipment, due to differences in
        depreciation and capitalized interest ........................      3,534       3,741
    Undistributed earnings of foreign subsidiaries ...................      1,670        --
    Costs deferred for financial reporting currently
        deductible for tax ...........................................        136         134
-------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities .................................      5,340       3,875
-------------------------------------------------------------------------------------------------
Net deferred tax assets ..............................................    $19,348      16,018
=================================================================================================

        The valuation allowance for deferred tax assets as of January 1, 1997 and 1998 was $32,037,000 and $6,448,000, respectively. The net change in the valuation allowance for the years ended December 31, 1997 and 1998 was a decrease of $25,589,000 and $1,109,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making that assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $50 million
                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(7)     CONTINUED

        prior to the expiration of the net operating loss and credit carryforwards as discussed below. Taxable income for the years ended December 31, 1997 and 1998 was $6,900,000 and $11,340,000, respectively.
        Based upon the level of recent historical taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences and carryforwards, net of the existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

        Tax benefits to be recognized in the future due to any reduction in the valuation allowance for deferred tax assets will be reported as income tax benefit allocable to income from operations. The Company recognized such income tax benefits in 1997 and 1998 resulting from reductions of previously recorded valuation allowance.

        The Company has a net operating loss carryforward for federal income tax purposes of approximately $39.6 million at December 31, 1998 which is available to reduce federal income taxes, if any, through 2010 and state income tax carryforwards which expire over various carryforward periods. At December 31, 1998, the Company has federal alternative minimum tax credit carryovers of approximately $1,633,000 which are available to reduce future regular income taxes, if any, over an indefinite period.

        At December 31, 1998, the Company also has general business credit carryforwards of approximately $549,000 and foreign tax credit carryforwards of approximately $574,000 which are available to offset future federal income taxes. If not used to reduce federal income taxes these credits will expire as follows (dollars in thousands):

                                                       General       Foreign
                                                      business           tax
                                                         credit        credit
        ---------------------------------------------------------------------
        December 31, 1999..........................   $     --           574
        December 31, 2007..........................         93            --
        December 31, 2008..........................        203            --
        December 31, 2009..........................        251            --
        December 31, 2010..........................          2            --
        =====================================================================

        Prior to 1997, the Company had not recognized a deferred tax liability for the basis differences related to the stock in foreign subsidiaries since such differences were primarily related to undistributed earnings and the earnings were not expected to be remitted and become taxable to the Company in the foreseeable future. However, during 1997, the Company decided to consider alternatives to continued investment in the European entities, including sale of these operations. Accordingly, a deferred tax liability of $1,670,000 was recognized. The accumulated amount of such undistributed earnings related to other foreign subsidiaries in which the investment is expected to be essentially permanent in duration and for which a deferred tax liability has not been recognized was approximately $3,497,000 at December 31, 1998.

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

        The following table sets forth the plan's benefit obligations, fair value of plan assets, funded status, and amounts shown in the accompanying balance sheets at December 31, 1997 and 1998 (dollars in thousands):

                                                                   1997          1998
----------------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year ................    $ 10,371       $ 11,973
    Service cost ...........................................       1,367          1,550
    Interest cost ..........................................         766            861
    Actuarial loss .........................................         631          3,253
    Benefits paid ..........................................      (1,162)        (1,525)
----------------------------------------------------------------------------------------
Benefit obligation at end of year ..........................    $ 11,973       $ 16,112
----------------------------------------------------------------------------------------
Change in plan assets:
    Fair value of plan assets at beginning of year .........    $ 10,135       $ 12,073
    Actual return on plan assets ...........................       1,905          1,393
    Employer contribution ..................................       1,379          1,544
    Benefits paid ..........................................      (1,162)        (1,525)
    Other ..................................................        (184)          (181)
----------------------------------------------------------------------------------------
Fair value of plan assets at end of year ...................    $ 12,073       $ 13,304
----------------------------------------------------------------------------------------
Funded status ..............................................    $    100       $ (2,808)
Unrecognized net actuarial loss ............................       1,224          4,298
Unrecognized prior service cost ............................          33             20
Unrecognized net transition obligation .....................         (66)           (55)
----------------------------------------------------------------------------------------
Prepaid benefit cost .......................................    $  1,291          1,455
----------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:
    Discount rate...........................................       7.25%          6.75%
    Expected return on plan assets..........................       8.90%          8.90%
    Rate of compensation increase...........................       4.00%          4.00%
========================================================================================




                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(8)     CONTINUED

        Net periodic pension cost includes the following components (dollars in thousands):

                                                        1996         1997          1998
-----------------------------------------------------------------------------------------
Components of net periodic benefit cost:
    Service cost .................................    $ 1,449        1,367         1,550
    Interest cost ................................        807          766           861
    Expected return on plan assets ...............       (813)        (897)       (1,071)
    Net amortization and deferral ................         68           36            39
-----------------------------------------------------------------------------------------
Net period pension cost ..........................    $ 1,511        1,272         1,379
=========================================================================================

        Certain U.S. employees of the Company are eligible to participate in the Shop-Vac Employees' Savings Plan. This plan allows employees to contribute up to 20% of their earnings as pretax contributions. The Company also makes matching contributions to each participant's account equal to 25% of the amount contributed by the employee, up to a maximum employee contribution of 6%. The Company's contributions to this plan totaled approximately $160,000, $182,000, and $222,000 during the years ended December 31, 1996, 1997, and 1998, respectively.

        Certain employees are also covered by a retirement benefit plan providing prescription drug benefits. The plan is not funded. The Company accounts for these costs by accruing for them over the employee service period. The accumulated benefit obligation at December 31, 1997 and 1998 was $1,765,000 and $1,905,000, respectively, and is reflected in other liabilities in the accompanying consolidated balance sheet. The benefit obligation was calculated using a discount rate of 7.25% and 6.75% at December 31, 1997 and 1998, respectively, and a 5% annual rate of increase in the cost of covered benefits. The effect of a one percentage point increase in the annual rate would increase the accumulated benefit obligation by approximately 23.3%.

(9)     STATEMENT OF CASH FLOWS

        Supplemental disclosure of cash flow information (dollars in thousands):

                                                                 December 31,
                                                        ---------------------------
                                                        1996       1997        1998
-----------------------------------------------------------------------------------
Cash paid for interest ...........................    $7,852      10,019      9,460
Cash paid for income taxes .......................     1,084       1,221        797
Capital lease obligations for new
    property, plant, and equipment ...............       589          --         --
====================================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(10)    COMMITMENTS AND CONTINGENCIES

        It is the opinion of the Company's management and legal counsel that various claims and litigation in which the Company is currently involved have been adequately provided for and any resulting settlements or judgments will not materially affect the Company's business, financial condition, cash flows, or operations.

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

                                                              Europe,
                                                          principally
                                                              France,
                                                             Germany,
                                                            Ireland,
                                                                 and
                                              United      the United                    Elimin-        Consoli-
                                              States         Kingdom        Other        ations           dated
================================================================================================================
Year ended December 31, 1996:
    Total sales ........................    $132,929         73,803        22,222       (14,915)       214,039
    Identifiable assets,
        December 31, 1996 ..............      81,555         36,579         7,946          --          126,080

Year ended December 31, 1997:
    Total sales ........................     143,252         66,654        20,650       (13,760)       216,796
    Identifiable assets,
        December 31, 1997 ..............     111,398         27,518         6,482          --          145,398

Year ended December 31, 1998*
    Total sales ........................     155,960         20,902        18,554       (12,167)       183,249
    Identifiable assets
        December 31, 1998 ..............     120,503           --           5,547          --          126,050
================================================================================================================

        *European total sales are through May 28, 1998


                                                                     (Continued)
                                      33

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(11)    CONTINUED

        Sales between geographic areas are made at the cost of producing the items plus a profit margin. Identifiable assets are those assets identified with the operations in each geographic area. Identifiable assets exclude the net assets of discontinued operations.

        On May 28, 1998, the Company sold its remaining European operations. In this transaction the Company sold its capital stock ownership in Goblin Limited (a UK corporation), Goblin Ireland Limited (an Irish corporation), FAM Nederland B.V. (a Netherlands Corporation) and Shop Vac Gesellschaft mbH (an Austrian corporation and transferred the businesses of its French branch operation and of its German subsidiary, Shop Vac Vertriebs GmbH for approximately $7,500,000 in cash less transaction costs of approximately $600,000. The sale resulted in a loss of $1,540,000.

(12)    BUSINESS AND CREDIT CONCENTRATIONS

        Most of the Company's customers are in the consumer products retail industry. Approximately 13%, 16% and 19% of net sales for the years ended December 31, 1996, 1997, and 1998, respectively, were with one customer. The Company's ten largest customers accounted for approximately 55%, 55% and 62% of the Company's net sales for 1996, 1997, and 1998, respectively, and approximately 47% and 69% of the Company's accounts receivable balances at December 31, 1997 and 1998, respectively.

(13)    RESTRUCTURING CHARGES

        During 1996 the Company terminated the manufacture of steam cleaners at its facility in France and consolidated all of its European manufacturing activities, including the production of steam cleaners, into its facility in Ireland. The Company also restructured its distribution operations in Austria, Germany, Hungary, the Netherlands, and Spain. In connection with these restructurings, the Company incurred pre-tax charges in 1996 of approximately $4.7 million to cover severance, lease termination payments, shutdown and related expenses. In addition, the Company recorded charges of approximately $1.3 million related to accounts receivable and general and administrative expenses and inventories. The restructuring charges included charges of approximately $1.5 million to recognize the reduction in value of leasehold improvements and goodwill. During 1996, 1997 and 1998 approximately $1.7 million, $1 million, and $50,000, respectively, of cash expenditures were made with respect to these restructuring charges.

(14)    DISCONTINUED OPERATIONS

        During 1995, the Company sold its McCulloch Corporation subsidiary and other related assets worldwide. The agreement to sell McCulloch required the Company to distribute McCulloch products in certain European locations through December 31, 1996. The disposal of the McCulloch operations was accounted for as a discontinued operation.

        In 1995 the Company recorded a loss on disposition of the net assets of discontinued operations of $120.3 million, net of a tax benefit of $0.5 million. The loss on disposal represents the net book value of the

                                                                     (Continued)
                                       34

SHOP VAC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
================================================================================
(14)    CONTINUED

        operations which were disposed of less the proceeds received. Further, the loss includes charges, amounting to $19.6 million for reduction in the number of employees as a result of the sale, consolidation of certain offices and leased facilities, disposition of certain assets, estimated losses on existing contractual arrangements, estimated losses on European distribution of McCulloch products through December 31, 1996 and certain other charges resulting from the McCulloch disposition, such as certain indemnity obligations arising in connection with the McCulloch disposition, including, but not limited to, indemnification of the purchaser of McCulloch with respect to certain potential environmental, lease, product and workers' compensation liabilities. During 1996, 1997, and 1998 approximately $5.6 million, $3.0 million, and $800,000 of cash, respectively, was paid with respect to those items. Anticipated cash costs of $6.1 million remain to be paid for these items.


================================================================================

                                   SCHEDULE II

                      SHOP VAC CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1996, 1997 and 1998
                             (dollars in thousands)

                          COLUMN A                      COLUMN B        COLUMN C       COLUMN D      COLUMN E
                          --------                      --------        --------       --------      --------
                                                       BALANCE AT      ADDITIONS                    BALANCE AT
                                                        BEGINNING      COSTS AND                      CLOSE OF
                         DESCRIPTION                    OF PERIOD       EXPENSES      DEDUCTIONS        PERIOD
                         -----------                   ----------      ---------      ----------    ----------
1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS.....................     $  1,725            742             614         1,853
1997
ALLOWANCE FOR DOUBTFUL ACCOUNTS.....................        1,853            251             158         1,946
1998
ALLOWANCE FOR DOUBTFUL ACCOUNTS.....................        1,946              2            *571         1,377

   o Included is the write-off of the European Group allowance for $580 and a recovery in the North American Group of $(9).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company, their respective ages as of December 31, 1997 and their respective current positions with the Company are set forth below:

                   NAME                  AGE                     POSITION
                   ----                  ---                     --------
Jonathan Miller......................     50    Chairman, Chief Executive Officer and President
Matthew Miller.......................     45    Vice Chairman
Kenneth Benbassat....................     51    Director
C. Stewart Gentsch...................     62    Director

    The terms of office for all of the above officers and directors are until their successors are chosen and qualified.

    Jonathan  Miller joined  Craftool  Company in 1970 as Vice  President.  Upon
Craftool's merger with the Company, Mr. Miller served as Vice President of Manufacturing and Engineering until 1981, at which time he was appointed President of the Shop Vac North American Group. In 1992, Mr. Miller was elected Chairman of the Board of Directors of the Company. Mr. Miller is the son of Martin Miller, the founder of the Company, and is the brother of Matthew Miller. Mr. Miller holds a degree in economics from Rutgers University.

    Matthew Miller joined the Company in 1975 as director of sales and marketing. In 1981, he was appointed to the position of President of the Shop Vac European Group. Mr. Miller is the son of Martin Miller, the founder of the Company, and is the brother of Jonathan Miller. Mr. Miller holds an undergraduate degree from Dickinson College and a masters degree from Oxford University.

    Kenneth Benbassat became a Director of the Company in 1997. Mr. Benbassat is an attorney and a Partner with the firm Loeb & Loeb LLP in its Los Angeles office.

    C. Stewart Gentsch became a Director of the Company in 1997. Prior to his retirement in 1995 Mr. Gentsch was President and General Manager of Stanley Tools Worldwide.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid for the fiscal years ended December 31, 1996, 1997, and 1998 to each of the persons who are the most highly compensated executive officers of the Company.

                                                                         ANNUAL COMPENSATION
                                         -----------------------------------------------------------------------------------
                                                                                        OTHER ANNUAL            ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR          SALARY        BONUS           COMPENSATION (1)(2)       COMPENSATION
---------------------------              ----        --------       -------          -------------------       ------------
Jonathan Miller....................      1998       $ 350,000      $400,000          $    9,629                 $ 2,532 (3)
    Chairman of the Board, Chief         1997         350,000       400,000              15,385                   2,992
    Executive Officer and President,     1996         164,717            --              11,952                   1,392
    North American Group

Matthew Miller.....................      1998       $ 350,000      $400,000          $    9,340                 $ 2,532 (3)
    Vice Chairman of the Board           1997         350,000       400,000                  --                   3,392
    and President, European Group        1996         187,888            --                  --                   1,392

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

                                                                  YEARS OF SERVICE
                                 ------------------------------------------------------------------------------
REMUNERATION                        5         10           15          20          25          30          35
------------                     -------    -------     -------     -------     -------     -------     -------
$100,000 .....................   $15,625    $31,250     $46,875     $46,875     $46,875     $46,875     $46,875
125,000 ......................    20,000     40,000      60,000      60,000      60,000      60,000      60,000
150,000 ......................    24,375     48,750      73,125      73,125      73,125      73,125      73,125
160,000 and above ............    26,125     52,250      78,375      78,375      78,375      78,375      78,375

        The compensation covered by the pension plan consists of base salary and bonus, if any, paid during each plan year. The covered compensation and credited years of service, as of December 31, 1998 for each of the officers named in the Executive Compensation table above were as follows: Jonathan Miller - $160,000, 28 years and Matthew Miller - $160,000, 23 years. Retirement benefits under the plan are calculated on the basis of a life annuity, 10 year certain.

(2) Comprised of amounts reimbursed to Jonathan Miller and Matthew Miller in connection with taxes paid by them with respect to the value of the personal use portion of Company-provided vehicles.

(3) Comprised of (i) a $1,152 term life insurance premium and (ii) contributions to the Shop Vac Employee Savings Plan.

        Kenneth Benbassat and R. Stewart Gentsch constitute the Company's compensation committee and participated in all deliberations of the Company's board of directors during the year ended December 31, 1998 concerning executive officer compensation.

        The outside directors of the Company (currently Mr. Benbassat and Mr. Gentsch) are paid directors fees of $1,000 per month plus $1,000 for each board meeting attended and $300 for each telephonic board meeting in which they participate.

OTHER ARRANGEMENTS

    Pursuant to employment agreements between the Company and each of Jonathan Miller and Matthew Miller, the Company has agreed to pay each of them (i) a base salary at the rate of $350,000 per annum and (ii) commencing in calendar year 1997 and for each successive calendar year thereafter, incentive compensation of $400,000 for any calendar year if with respect to each year, the Company generates actual earnings before interest and taxes ("EBIT") that equal or exceed 90% of the Company's budgeted EBIT for such year or amounts of less than $400,000 for a given calendar year if the Company achieves certain lower EBIT thresholds for such year. In addition to the foregoing, the Company may increase such base salaries, based on merit review, taking into account performance, the employee's responsibilities and increased cost of living, and/or pay additional discretionary bonus compensation, at the discretion of the Company's independent directors. In exchange for such compensation, (i) Jonathan Miller has agreed to serve as Chairman of the Company's Board of Directors, President of the Company's North American Group and Chief Executive Officer of the Company for a three-year evergreen term, and (ii) Matthew Miller has agreed to serve as Vice Chairman of the Company's Board of Directors and President of the Company's European Group for a three-year evergreen term. Under the terms of the agreement, if either Jonathan or Matthew Miller is terminated without cause or resigns with good reason, he is entitled to receive continued insurance coverage for the following three years and (at his option) either (i) the greater of (a) continued salary for the next three years, plus bonuses in each such year equal to the bonus paid to him in the year immediately prior to the year in which his employment was terminated or (b) $750,000 or (ii) a lump-sum payment equal to the present value of the payments described in clause (i). Each of Jonathan Miller and Matthew Miller is also entitled to receive such severance if his employment is terminated as a consequence of a change of control of the Company; however, if such termination occurs in connection with or as a consequence of a change of control occurring upon or following the exercise by the holders of the Company's senior secured notes of their rights to the Millers' stock as a result of a default under the Indenture and the subsequent foreclosure on the collateral, each of Jonathan Miller and Matthew Miller have agreed that any and all payments due to them pursuant to their respective employment agreements with respect to such termination will be subordinated to the full payment of all sums due under the senior secured notes.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of February 28, 1999 with respect to beneficial ownership of shares of the Common Stock by each person known to own 5% or more of the Common Stock, by each Director, by each executive officer named in the Summary Compensation Table and by all Directors and executive officers as a group. The beneficial owners have sole voting and investment power as to all such shares.

NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER OF SHARES BENEFICIALLY OWNED        PERCENTAGE OF OUTSTANDING
------------------------------------             -----------------------------------        -------------------------
                                               CLASS A VOTING       CLASS B NON-VOTING
                                               --------------       ------------------
Jonathan Miller...........................        3,494 (1)             334,171 (1)                     51.4%
Shop Vac Corporation
2323 Reach Road
Williamsport, PA 17701
Matthew Miller............................        3,006 (2)             315,829 (2)                     48.6%
Shop Vac Corporation
2323 Reach Road
Williamsport, PA 17701

(1) Includes 1,419 shares of Class A and 334,006 shares of Class B owned by the Jonathan Miller Family Limited Partnership and the wife and children of Jonathan Miller.

(2) Includes 975 shares of Class A and 118,314 shares of Class B owned by the Matthew Miller 1984 Children's Trust and the children of Matthew Miller.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Up to the date of sale of the European Group, the Company's U.K. subsidiary leased a sales/administration/distribution facility in Normanton, England from New Yorkshire Limited, an entity controlled by Jonathan and Matthew Miller. Annual rent under this lease for 1998 was $380,000 which was comparable to annual rent paid for similar facilities in arms-length transactions in the local market. In connection with the sale of the European Group, the Company has guaranteed payments due under the lease during the period from June 3, 1999 until the facility is sold or leased or until the end of the lease term.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

      (1)  Financial Statements:

           Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 1997 and 1998

           Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998

           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

           Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for Shop-Vac Corporation and subsidiaries is included herein:

           II Valuation and Qualifying Accounts - years ended December 31, 1996, 1997 and 1998

           All other schedules are omitted as they are not applicable.

(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

(c) The exhibits filed in response to Item 601 of Regulation S-K are as follows:


Exhibit No.      Description

2.1* Agreement between Shop Vac Corporation and Glen Dimplex dated as of April 25, 1998.
2.2* Agreement between Shop Vac Corporation and Morphy Richards Appliances Limited for the sale and purchase of the whole of the issued share capital of Goblin Limited dated as of May 29, 1998.
2.3* Agreement between Shop Vac Corporation and Glen Dimplex for the sale and purchase of the whole of the issued share capital of Goblin Ireland Limited dated as of May 29, 1998.
2.4* Purchase Agreement between EIO Morphy Richards GmbH and Shop Vac Vertriebs GmbH and Shop Vac Corporation for the sale and purchase of the assets and assumption of the liabilities of Shop Vac Vertriebs GmbH dated as of May 29, 1998.
2.5* Share Purchase Agreement between Shop Vac Corporation and Carmen Nederland B.V. for the sale and purchase of the whole of the issued share capital of FAM Nederland B.V. dated as of May 29, 1998.

2.6*             Transfer of Business Agreement between Shop Vac Corporation and
                 Goblin  SARL  for the  sale  and  purchase  of the  assets  and assumption of the liabilities of the French branch operation of
                 Shop Vac Corporation dated as of May 29, 1998.
3.1**            Certificate  of   Incorporation,   as  amended,   of  Shop  Vac
                 Corporation.
3.2**            By-Laws of Shop Vac Corporation.
4.1**            Indenture,  dated  as of  October  1,  1996,  between  Shop Vac
                 Corporation  and Marine  Midland Bank, as trustee,  relating to
                 $100,000,000   aggregate  principal  amount  of  105/8%  Senior
                 Secured Notes due 2003.
4.2**            Registration  Rights  Agreement,  dated as of  October 1, 1996, between Shop Vac  Corporation,  Lehman Brothers and First Union
                 Capital Markets Corp.
4.3**            Specimen  Certificate  of 105/8% Senior  Secured Notes due 2003
                 (the "Private Notes") (included in Exhibit 4.1 hereto).
4.4**            Specimen  Certificate  of 105/8% Senior  Secured Notes due 2003
                 (the "Exchange Notes") (included in Exhibit 4.1 hereto).
10.1**           Credit Agreement, dated as of October 1, 1996, between Shop Vac
                 Corporation,  Felchar Manufacturing Corporation and First Union
                 National  Bank of North  Carolina with respect to a $25,000,000 revolving credit facility.
10.2**           Pledge  Agreement,  dated as of October 1,  1996,  by  Jonathan
                 Miller,  Matthew  Miller,  the Jonathan  Miller Family  Limited
                 Partnership,  the Matthew Miller Family Limited Partnership and
                 the  Matthew  Miller 1984  Children's  Trust in favor of Marine
                 Midland Bank.
10.3**           Purchase  Agreement,  dated as of September  25, 1996,  between
                 Shop Vac  Corporation,  Lehman Brothers and First Union Capital
                 Markets Corp.
10.4**           Shareholders  Agreement  dated July 21,  1987 by and among Shop
                 Vac Corporation,  Martin Miller,  as trustee,  Jonathan Miller, individually and as a trustee, and Matthew Miller, individually and as a  trustee,  as  amended by  Amendment  to  Shareholders
                 Agreement dated August 1, 1991.
10.5**           Employment  Agreement  dated  March 14,  1996 with  respect  to
                 Jonathan  Miller,   as  amended  by  a  First  Amendment  dated
                 September 25, 1996.
10.6**           Employment  Agreement  dated  March 14,  1996 with  respect  to
                 Matthew Miller, as amended by a First Amendment dated September
                 25, 1996.
10.7**           Stock  Purchase  Agreement  dated October 22, 1995 by and among
                 Beaver  Acquisition  Corporation and Shop Vac Corporation,  and
                 Amendment No. 1 to the Stock Purchase  Agreement dated November
                 1, 1995.
12.1             Statement of Computation of Ratio of Earnings to Fixed Charges.
                 (Page 46)
21.1             Subsidiaries of Shop Vac Corporation (Page 44)
27.1             Financial Data Schedule.  (Page 47)


---------------

* Previously filed with the Registrant's Form 8-K Current Report dated May 28, 1998 and incorporated herein by reference.
** Previously filed with the Registrant's Form S-4 Registration Statement dated January 28, 1997 and incorporated herein by reference.

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

                                         SHOP VAC CORPORATION


                                         By         /s/ Jonathan Miller
                                           -------------------------------------
                                                     JONATHAN MILLER
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date:  March 16, 1999

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of March 1999.


      SIGNATURE                                                        TITLE

  /s/ Jonathan Miller
-----------------------       President and Chief Executive Officer and Director
    JONATHAN MILLER           (Principal Executive Officer)

  /s/ Matthew Miller
-----------------------       Vice Chairman and Director
     MATTHEW MILLER

 /s/ Kenneth Benbassat
-----------------------       Director
   KENNETH BENBASSAT

/s/ C. Stewart Gentsch
-----------------------       Director
  C. STEWART GENTSCH

  /s/ David A. Grill
-----------------------       Vice President and Chief Financial Officer
    DAVID A. GRILL            (Principal Financial Officer and Principal
                              Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.      Description

2.1*             Agreement  between Shop Vac  Corporation and Glen Dimplex dated as of April 25, 1998.
2.2*             Agreement  between  Shop Vac  Corporation  and Morphy  Richards
                 Appliances  Limited  for the sale and  purchase of the whole of the issued share capital of Goblin  Limited dated as of May 29,
                 1998.
2.3*             Agreement between Shop Vac Corporation and Glen Dimplex for the sale and purchase of the whole of the issued  share  capital of
                 Goblin Ireland Limited dated as of May 29, 1998.
2.4*             Purchase  Agreement  between EIO Morphy  Richards GmbH and Shop
                 Vac Vertriebs  GmbH and Shop Vac  Corporation  for the sale and purchase of the assets and  assumption  of the  liabilities  of
                 Shop Vac  Vertriebs  GmbH dated as of May 29, 1998.
2.5*             Share  Purchase  Agreement  between  Shop Vac  Corporation  and
                 Carmen Nederland B.V. for the sale and purchase of the whole of the issued share capital of FAM Nederland  B.V. dated as of May
                 29, 1998.
2.6*             Transfer of Business Agreement between Shop Vac Corporation and
                 Goblin  SARL  for the  sale  and  purchase  of the  assets  and assumption of the liabilities of the French branch operation of
                 Shop Vac Corporation dated as of May 29, 1998.
3.1**            Certificate  of   Incorporation,   as  amended,   of  Shop  Vac
                 Corporation.
3.2**            By-Laws of Shop Vac Corporation.
4.1**            Indenture,  dated  as of  October  1,  1996,  between  Shop Vac
                 Corporation  and Marine  Midland Bank, as trustee,  relating to
                 $100,000,000   aggregate  principal  amount  of  105/8%  Senior
                 Secured Notes due 2003.
4.2**            Registration  Rights  Agreement,  dated as of  October 1, 1996, between Shop Vac  Corporation,  Lehman Brothers and First Union
                 Capital Markets Corp.
4.3**            Specimen  Certificate  of 105/8% Senior  Secured Notes due 2003
                 (the "Private Notes") (included in Exhibit 4.1 hereto).
4.4**            Specimen  Certificate  of 105/8% Senior  Secured Notes due 2003
                 (the "Exchange Notes") (included in Exhibit 4.1 hereto).
10.1**           Credit Agreement, dated as of October 1, 1996, between Shop Vac
                 Corporation,  Felchar Manufacturing Corporation and First Union
                 National  Bank of North  Carolina with respect to a $25,000,000 revolving credit facility.
10.2**           Pledge  Agreement,  dated as of October 1,  1996,  by  Jonathan
                 Miller,  Matthew  Miller,  the Jonathan  Miller Family  Limited
                 Partnership,  the Matthew Miller Family Limited Partnership and
                 the  Matthew  Miller 1984  Children's  Trust in favor of Marine
                 Midland Bank.
10.3**           Purchase  Agreement,  dated as of September  25, 1996,  between
                 Shop Vac  Corporation,  Lehman Brothers and First Union Capital
                 Markets Corp.
10.4**           Shareholders  Agreement  dated July 21,  1987 by and among Shop
                 Vac Corporation,  Martin Miller,  as trustee,  Jonathan Miller, individually and as a trustee, and Matthew Miller, individually and as a  trustee,  as  amended by  Amendment  to  Shareholders
                 Agreement dated August 1, 1991.
10.5**           Employment  Agreement  dated  March 14,  1996 with  respect  to
                 Jonathan  Miller,   as  amended  by  a  First  Amendment  dated
                 September 25, 1996.
10.6**           Employment  Agreement  dated  March 14,  1996 with  respect  to
                 Matthew Miller, as amended by a First Amendment dated September
                 25, 1996.
10.7**           Stock  Purchase  Agreement  dated October 22, 1995 by and among
                 Beaver  Acquisition  Corporation and Shop Vac Corporation,  and
                 Amendment No. 1 to the Stock Purchase  Agreement dated November
                 1, 1995.
12.1             Statement of Computation of Ratio of Earnings to Fixed Charges.
                 (Page 46)
21.1             Subsidiaries of Shop Vac Corporation (Page 44)
27.1             Financial Data Schedule.  (Page 47)

---------------

* Previously filed with the Registrant's Form 8-K Current Report dated May 28, 1998 and incorporated herein by reference.
** Previously filed with the Registrant's Form S-4 Registration Statement dated January 28, 1997 and incorporated herein by reference.