Form 10-Q
period 1999-03-31
SHOP VAC CORP
filed 1999-05-14
CIK 89914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Common Shares, No Par Value, Outstanding at March 31, 1999 -- 6,500 Class A voting and 650,000 Class B non-voting.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

(dollars in thousands)

=========================================================================================================
Assets                                                              December 31, 1998      March 31, 1999
                                                                                            (Unaudited)
---------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents ....................................       $  45,531           $  46,783
   Receivables, less allowance for doubtful
      accounts of $1,377 in 1998 and $1,388
      in 1999 ...................................................          17,434              20,937
    Inventories (note 2) ........................................          14,375              13,928
    Prepaid expenses and other current assets ...................           1,129               1,093
    Deferred income taxes .......................................           5,539               5,701
---------------------------------------------------------------------------------------------------------
Total current assets ............................................          84,008              88,442
    Property, plant, and equipment, net .........................          26,977              27,825
    Deferred income taxes .......................................          10,479               9,368
    Other assets ................................................           4,586               4,474
---------------------------------------------------------------------------------------------------------
Total assets ....................................................       $ 126,050           $ 130,109
=========================================================================================================
Liabilities and Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt ............................       $      31           $      31
    Accounts payable ............................................           8,479              10,947
    Accrued expenses ............................................          11,752              12,211
---------------------------------------------------------------------------------------------------------
Total current liabilities .......................................          20,262              23,189
Long-term debt ..................................................         100,008             100,000
Other liabilities ...............................................          13,030              12,409
---------------------------------------------------------------------------------------------------------
Total liabilities ...............................................       $ 133,300           $ 135,598
---------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
    Common stock, Class A voting, no par,
       20,000 shares  authorized,  6,500 shares issued.  Class B
       non-voting,  no par, 1,000,000 shares authorized, 650,000
       shares issued ............................................              85                  85
    Paid in capital .............................................             110                 110
    Accumulated deficit .........................................          (6,702)             (5,047)
    Other comprehensive income - foreign currency
       translation adjustment ...................................            (743)               (637)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit) ............................       $  (7,250)          $  (5,489)
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit) ............       $ 126,050           $ 130,109
---------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

===================================================================================
                                                              Three months ended
                                                                    March 31,
-----------------------------------------------------------------------------------
                                                              1998           1999
-----------------------------------------------------------------------------------
Net sales .............................................    $ 48,677       $ 42,820

Cost of sales .........................................      34,651         29,123
-----------------------------------------------------------------------------------
Gross profit ..........................................      14,026         13,697
Selling, general and administrative expense ...........       9,848          8,726
-----------------------------------------------------------------------------------
Income from operations ................................       4,178          4,971

Interest expense, net .................................       2,590          2,263
Other expense (income), net ...........................         (16)           (78)
-----------------------------------------------------------------------------------
Income before income taxes ............................       1,604          2,786

Income tax expense ....................................         829          1,131
-----------------------------------------------------------------------------------
Net income ............................................    $    775       $  1,655
===================================================================================

===================================================================================
Comprehensive Income
===================================================================================
Net income ............................................    $    775       $  1,655

Other comprehensive income (loss):
   Foreign currency translation adjustment ............        (327)           106
-----------------------------------------------------------------------------------
Comprehensive income ..................................    $    448       $  1,761
===================================================================================

See accompanying notes to condensed consolidated financial statements.






                                                                     (Continued)

SHOP VAC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows (Unaudited)

(dollars in thousands)

=============================================================================================
                                                                        Three months ended
                                                                             March 31,
---------------------------------------------------------------------------------------------
                                                                        1998           1999
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income ..................................................    $    775       $  1,655
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
        Depreciation and amortization ...........................       1,371          1,148
        Amortization included in interest expense ...............         146            146
        Restructuring charges ...................................         (45)          --
        Changes in assets and liabilities:
           Accounts and notes receivable ........................         896         (3,477)
           Inventories ..........................................      (3,126)           499
           Prepaid expenses and other current assets ............        (279)           (44)
           Other assets .........................................         (28)          (105)
           Deferred income taxes ................................         640            950
           Accounts payable and accrued expenses ................      (6,361)         1,346
           Other liabilities ....................................         765          1,079
---------------------------------------------------------------------------------------------
Net cash provided (used) by continuing operations ...............      (5,246)         3,197
Net cash used by discontinued operations ........................        (398)          (139)
---------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities ................      (5,644)         3,058
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Capital expenditures ....................................      (1,598)        (1,828)
---------------------------------------------------------------------------------------------
Net cash used by investing activities ...........................      (1,598)        (1,828)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving line-of-credit, net .................          --             --
    Long-term debt and capital lease payments ...................        (478)            (8)
---------------------------------------------------------------------------------------------
Net cash used by financing activities ...........................        (478)            (8)
---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash .........................         (34)            30
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents ............      (7,754)         1,252
Cash and cash equivalents, beginning of year ....................      34,450         45,531
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of quarter .......................      26,696         46,783
---------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid for interest ......................................       5,128          4,816
    Cash paid for income taxes ..................................         141            318
---------------------------------------------------------------------------------------------

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

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated March 16, 1999 for the year ended December 31, 1998.

(2)     Inventories are classified as follows:

================================================================================
                                           December 31, 1998      March 31, 1999
                                                                    (Unaudited)
--------------------------------------------------------------------------------
Raw materials ..........................       $ 5,551               $ 6,251
Work-in-process ........................         5,674                 4,640
Finished goods .........................         3,150                 3,037
--------------------------------------------------------------------------------
                                               $14,375               $13,928
================================================================================

SHOP VAC CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On May 28, 1998, the Company completed the sale of its European operations to Glen Dimplex and certain of its affiliates. Shop Vac sold its capital stock ownership in most of the European subsidiaries and the businesses of the French Branch operation and its German subsidiary. Amounts reported herein for the first quarter of 1998 include the European operations.

Net sales in the three months ended March 31, 1999 totaled $42.8 million, a decrease of $5.9 million or 12.0% compared to the three months ended March 31, 1998. Net sales were lower than the prior year due to the sale of the European Group, which decline was partially offset by increased sales in the North American Group.

Gross profit in the three months ended March 31, 1999 totaled $13.7 million, a decrease of approximately $300,000 or 2.4% when compared to the three months ended March 31, 1998. Gross profit as a percentage of net sales increased from 28.8% in the three months ended March 31, 1998 to 32.0% in the three months ended March 31, 1999. This improvement was due to continued cost improvements and the increase in sales in North America.

Selling, general and administrative ("SG&A") expense was $8.7 million in the three months ended March 31, 1999, a decrease of approximately $1.1 million compared to the three months ended March 31, 1998. SG&A expense as a percentage of net sales increased from 20.2% in the 1998 period to 20.4% in the 1999 period. Decreases in SG&A expenses were primarily due to the elimination of operating expenses of the European Group that was sold in May, 1998 partially offset by increased advertising expenses in the North American Group.

Income from operations was $5.0 million in the first quarter of 1999 which was an increase of $800,000 or 19.0% compared to the first quarter of 1998.

Net interest expense was $2.3 million in the three months ended March 31, 1999, a decrease of $300,000 or approximately 12.6% compared to the three months ended March 31, 1998. The lower net interest expense was due to reduced borrowings and increased interest income on higher cash investments.

Income tax expense for the three months ended March 31, 1999 increased approximately $300,000 compared to income tax expense for the three months ended March 31, 1998, due to increased pretax earnings. The effective tax rate decreased from 51.6% in 1998 to 40.6% in 1999. This decrease is primarily due to losses in European jurisdictions in 1998 for which no tax benefit was available.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999 cash and cash equivalents increased from $45.5 million to $46.8 million due to cash provided by operating activities ($3.1 million) partially offset by cash used for capital expenditures ($1.8 million).

The Company believes that it will be able to satisfy its debt service requirements and its working capital expenditure requirements from operating cash flows.

On May 14, 1999 the Company announced that it has commenced a tender offer and consent solicitation for all of its 10 5/8% Senior Secured Notes due 2003. The Company plans to use the proceeds of a new bank credit facility and its cash balances to fund the purchase of the Notes.

YEAR 2000 STATUS

The Company is in the process of changing computer hardware platforms and application software for its business management systems. The new software has been installed and tested to be century compliant. The conversion to the new system is expected to be completed during the third quarter of 1999.

The Company has also reviewed its systems other than business management systems to identify and assess operational issues that may result from date sensitive equipment and has made the required modifications to most of these systems. The Company expects to complete remaining modifications by the third quarter of 1999.

The Company is in the process of contacting its significant suppliers and larger customers to determine the extent to which the Company is vulnerable to third party compliance with Year 2000 issues.

Through the first quarter of 1999 the Company has spent approximately $250,000 to address the Year 2000 issues. The Company believes that the total cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $500,000 which will be funded from operating cash flows.

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario with respect to the Y2K issue. The Company's failure to correct or develop an adequate contingency plan to mitigate a material Y2K problem, including problems experienced by suppliers, could result in an interruption in normal business activities or operations. However, the Company expects that its efforts to address Year 2000 issues that will allow the Company to complete a successful transition for the Year 2000. This statement constitutes a Year 2000 readiness disclosure by Shop Vac Corporation, under the Year 2000 Information and Readiness Disclosure Act.

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

                           PART II - OTHER INFORMATION


Items 1 - 5.  NOT APPLICABLE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

27.1    Financial Data Schedule

B.  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHOP VAC CORPORATION



                                 By   /s/ David A. Grill
                                   -------------------------
                                         David A. Grill
                                       Vice President and
                                     Chief Financial Officer

Date:  May 14, 1999